Form 10-K/A
period 1992-12-31
CAPITAL AUTO RECEIVABLES INC
filed 1994-03-31
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                     FORM 10-K


(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1993, OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



      CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1       33-49169
      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1       33-49307
      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2       33-49307
      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3       33-49307
      -------------------------------------------       ---------------
            (Exact name of registrant as                Commission file
             specified in its charter)                      number




      Delaware Business Trusts                          13-3284790
      -------------------------------                   -----------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


      c/o Bankers Trust (Delaware)
      1001 Jefferson , Suite 550,
      Wilmington, Delaware                              19801
      ---------------------------------------           ----------
      (Address of principal executive office)           (Zip Code)




      Registrants' telephone number, including area code (212) 250-6864
                                                          -------------


      Securities registered pursuant to Section 12(b) of the Act:  (None)
      Section 12(g) of the Act:  (None).

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject
      to such filing requirements for the past 90 days.   Yes  X.   No   .

                                   PART I

ITEM 1.  BUSINESS


      Each Capital Auto Receivables Asset Trust, (each a "Trust") was formed pursuant to a Trust Agreement, between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee of the related Trust. The Trusts have issued Asset-Backed Notes (the "Notes"). The Notes are issued and secured pursuant to Indentures, between the related Trust and The First National Bank of Chicago as Indenture Trustee. Each Trust has also issued Asset-Backed Certificates.






                  CAPITAL AUTO RECEIVABLES ASSET TRUSTS
                  -------------------------------------
               CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1
               CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1
               CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2
               CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3











                       ___________________________

                                 PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Each of the Trusts was formed pursuant to a trust agreement between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee, and issued the following asset-backed notes and certificates. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for asset-backed notes and asset-backed certificates representing undivided interests in each of the Trusts. Each Trust's property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby and certain other property.


                          Retail
                          Finance
        Date of Sale      Receivables
        and Servicing             Aggregate      Asset-Backed   Asset-Backed
Trust         Agreement           Amount             Notes      Certificates
- ----------    -----------------   ---------    ---------------- ------------
                                (Millions)      (Millions)      (Millions)
Capital December 17, 1992   $1,607.1        Class A-1 $  657.7  $  56.2
Auto                                           Class A-2 $  641.6
Receivables                                    Class A-3 $  251.6
Asset Trust
1992-1

Capital February 11, 1993   $2,912.9           Class A-1 $  322.0  $ 101.9
Auto                                           Class A-2 $  225.0
Receivables                                    Class A-3 $  125.0
Asset Trust                                    Class A-4 $  478.0
1993-1                                      Class A-5 $1,147.0
                                            Class A-6 $  318.0
                                            Class A-7 $  196.0

Capital June 2, 1993        $2,009.3           Class A-1 $  750.0  $  58.6
Auto                                           Class A-2 $  100.0
Receivables                                    Class A-3 $  641.0
Asset Trust                                    Class A-4 $  403.0
1993-2

Capital October 21, 1993    $2,504.9           Class A-1 $  430.0  $  81.4
Auto                                           Class A-2 $   59.0
Receivables                                    Class A-3 $   63.0
Asset Trust                                    Class A-4 $  210.0
1993-3                                      Class A-5 $  484.3
                                            Class A-6 $1,177.2  (Private
                                                            Placement)

     General Motors Acceptance Corporation (GMAC), the originator of the retail receivables, continues to service the receivables for the aforementioned Trusts and receives compensation and fees for such services. Investors receive periodic payments of principal and interest for each class of notes and certificates as the receivables are liquidated.

                          ____________________

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          CROSS REFERENCE SHEET


                Caption                                           Page
- -------------------------------------------------                ------


Capital Auto Receivables Asset Trust 1992-1,
Independent Auditors' Report, Financial Statements                II-3
and Selected Quarterly Data for the Year Ended
December 31, 1993.


Capital Auto Receivables Asset Trust 1993-1,
Independent Auditors' Report, Financial Statements                II-9
and Selected Quarterly Data for the period from February 11, 1993 to December 31, 1993.


Capital Auto Receivables Asset Trust 1993-2,
Independent Auditors' Report, Financial Statements                II-15
and Selected Quarterly Data for the period from June 2, 1993 to December 31, 1993.


Capital Auto Receivables Asset Trust 1993-3,
Independent Auditors' Report, Financial Statements                II-21
and Selected Quarterly Data for the period from October 21, 1993 to December 31, 1993.

                          _____________________

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994


The Capital Auto Receivables Asset Trust 1992-1, its Noteholders and Certificateholders, Capital Auto Receivables, Inc., Bankers Trust
(Delaware), Owner Trustee, and The First National Bank of Chicago, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 1992-1 as of December 31, 1993 and 1992, and the related Statement of Distributable Income for the year ended December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Capital Auto
Receivables Asset Trust 1992-1 at December 31, 1993 and 1992 and its distributable income and distributions for the year ended December 31, 1993, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE
- -----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)



                                          Dec. 31     Dec. 31
                                           1993        1992
                                          -------     -------
ASSETS                                       $           $

Receivables (Note 2) ...................    759.3     1,607.1
                                          -------     -------

TOTAL ASSETS ...........................    759.3     1,607.1
                                          =======     =======


LIABILITIES AND EQUITY (Notes 2 and 3)

Asset-backed Notes .....................    709.7     1,550.9
                                          -------     -------

Asset-backed Certificates (Equity) .....     49.6        56.2
                                          -------     -------

TOTAL LIABILITIES AND EQUITY............    759.3     1,607.1
                                          =======     =======


Reference should be made to the Notes to Financial Statements.

CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

STATEMENT OF DISTRIBUTABLE INCOME
For the year ended December 31, 1993
(in millions of dollars)





                                                  1993
                                                 -------
                                                    $
Distributable Income

  Allocable to Principal ......................    847.8

  Allocable to Interest  ......................     53.3
                                                 -------
Distributable Income ..........................    901.1
                                                 =======


Income Distributed ............................    901.1
                                                 =======


Reference should be made to the Notes to Financial Statements.

CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 1992-1 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to noteholders and certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller").


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On December 17, 1992, Capital Auto Receivables Asset Trust 1992-1 acquired retail finance receivables aggregating approximately $1,607.1 million from the Seller in exchange for three classes of Asset-Backed Notes representing indebtedness of the Trust of $657.7 million Class A-1, $641.6 million Class A-2 and $251.6 million Class A-3, and $56.2 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. The Servicer has the option to repurchase the remaining receivables and certain other property as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest and principal (including prepayments) on the Notes are made on the fifteenth day of March, June, September and December or, if any such day is not a Business Day, on the next succeeding Business Day, commencing March 15, 1993 (each, a "Payment Date"). Principal of the Notes will be payable on each Payment Date in an amount equal to the sum of the Noteholders' Principal Distributable Amounts for each of the three Monthly Periods preceding such Payment Date, to the extent of funds available therefor. Payments of principal on the Notes are made (i) on the Class A-1 Notes until they are paid in full, (ii) then on the Class A-2 Notes until they are paid in full and (iii) then on the Class A-3 Notes until they are paid in full. The principal balance of the Class A-1 Notes was paid in full on September 15, 1993, the then-unpaid principal balance of the Class A-2 Notes will be payable on September 15, 1995 and the then-unpaid principal balance of the Class A-3 Notes will be payable on December 15, 1997. The final scheduled Distribution Date for the Certificates will be December 15, 1997.


On each Distribution Date on and after the date on which the Class A-1 Notes have been paid in full, Certificateholders will receive, in respect of the certificate balance, an amount equal to the Certficateholders' Principal Distributable Amount for the Monthly Period preceding such Distribution Date, to the extent of funds available therefor.

CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

Interest on the outstanding principal amount of the Notes accrues from December 15, 1992 or, in the case of the Class A-2 Notes, December 17, 1992, or from the most recent Payment Date on which interest has been paid to but excluding the following Payment Date. During 1993, the Class A-1 Notes received interest at the rate of 3.73% per annum (calculated on the basis of a 360-day year of twelve 30-day months).

The Class A-2 Notes receive a floating rate of interest which is reset for each Payment Date to be a rate equal to the lesser of (i) LIBOR plus 0.25% and (ii) 10% (calculated on the basis of actual days elapsed and a 360-day year). The Class A-2 Notes received or will receive interest at the following rates per annum for the following periods:

3.8750% for the period from January 1, 1993 through March 14, 1993 3.5000% for the period from March 15, 1993 through June 14, 1993 3.6250% for the period from June 15, 1993 through September 14, 1993 3.4375% for the period from September 15, 1993 through December 14, 1993 3.6250% for the period from December 15, 1993 through March 14, 1994 4.1250% for the period from March 15, 1994 through June 14, 1994

The Class A-3 Notes will bear interest at the rate of 5.75% per annum (calculated on the basis of a 360-day year of twelve 30-day months). On each Distribution Date, the Owner Trustee will distribute pro rata to Certificateholders accrued interest at the pass through rate of 6.20% per annum on the outstanding Certificate Balance.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by the acceptance of a Note or Certificate, agrees to treat the Notes as indebtedness and the Certificates as equity interests in the Trust for federal, state and local income and franchise tax purposes.





                       __________________________

CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)





1993 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        225.4       16.7       242.1

Second quarter .....................        226.9       14.3       241.2

Third quarter ......................        210.0       12.3       222.3

Fourth quarter .....................        185.5       10.0       195.5
                                        ---------   --------       -----
     Total .........................        847.8       53.3       901.1
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994


The Capital Auto Receivables Asset Trust 1993-1, its Noteholders and Certificateholders, Capital Auto Receivables, Inc., Bankers Trust
(Delaware), Owner Trustee, and The First National Bank of Chicago, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 1993-1 as of December 31, 1993, and the related Statement of Distributable Income for the period February 11, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Capital Auto Receivables Asset Trust 1993-1 at December 31, 1993 and its distributable income and distributions for the period February 11, 1993 (inception) through December 31, 1993, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE
- -----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)


                                          Dec. 31
                                           1993
                                          -------
ASSETS                                       $

Receivables (Note 2) ...................  1,660.8
                                          -------

TOTAL ASSETS ...........................  1,660.8
                                          =======


LIABILITIES AND EQUITY (Notes 2 and 3)

Asset-backed Notes .....................  1,565.8
                                          -------

Asset-backed Certificates (Equity) .....     95.0
                                          -------

TOTAL LIABILITIES AND EQUITY............  1,660.8
                                          =======




Reference should be made to the Notes to Financial Statements.

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

STATEMENT OF DISTRIBUTABLE INCOME
For the period February 11, 1993 (inception) through December 31, 1993

(in millions of dollars)


                                                  1993
                                                 -------
                                                    $
Distributable Income

  Allocable to Principal ......................  1,252.1

  Allocable to Interest  ......................     72.5
                                                 -------
Distributable Income ..........................  1,324.6
                                                 =======


Income Distributed ............................  1,324.6
                                                 =======




Reference should be made to the Notes to Financial Statements.

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 1993-1 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to noteholders and certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller").

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On February 11, 1993, Capital Auto Receivables Asset Trust 1993-1 acquired retail finance receivables aggregating approximately $2,912.9 million from the Seller in exchange for seven classes of Asset-Backed Notes representing indebtedness of the Trust of $322.0 million Class A-1; $225.0 million Class A-2; $125.0 million Class A-3; $478.0 million Class A-4; $1,147.0 million Class A-5; $318.0 million Class A-6; $196.0 million Class A-7 and $101.9 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby, the interest rate cap and certain other property. The Servicer has the option to repurchase the remaining receivables and certain other property as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest and principal (including prepayments) on the Notes are made on the fifteenth day of February, May, August and November or, if any such day is not a Business Day, on the next succeeding Business Day, commencing May 17, 1993 (each, a "Payment Date"). Principal of the Notes will be payable on each Payment Date in an amount equal to the sum of the Noteholders' Principal Distributable Amounts for each of the three Monthly Periods preceding such Payment Date, to the extent of funds available therefor. Payments of principal on the Notes are payable by class in the priorities set forth in the Indenture (previously filed by Form 8-K).

The principal balance of the Class A-1 Notes was paid in full on May 17, 1993; the principal balance of the Class A-2 Notes was paid in full on August 16, 1993; the principal balance of the Class A-3 Notes was paid in full on November 15, 1993; the principal balance of the Class A-4 Notes was paid in full on November 15, 1993; the then-unpaid principal balance of the Class A-5 Notes will be payable on November 15, 1995; and the then-unpaid principal balance of the Class A-6 Notes and the Class A-7 Notes will be payable on February 17, 1998. Payment of principal to the Certificateholders in respect of the Certificate Balance was initiated in 1993, subsequent to the full payment of the Class A-1, Class A-2, Class A-3, and Class A-4 Notes. On each Distribution Date, the Certificateholders receive an amount equal to the Certificateholders' Principal Distributable Amount for the Monthly Period preceding such Distribution Date, to the extent of funds available therefor. The final scheduled Distribution Date for the Certificates is February 17, 1998.

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

Interest on the outstanding principal amount of the Notes accrues from February 11, 1993 or, from the most recent Payment Date on which interest has been paid to but excluding the following Payment Date. The Class A-1 Notes received interest at the rate of 3.1875% per annum. The Class A-2 Notes received interest at the rate of 3.3125% per annum. The Class A-3 Notes received interest at the rate of 3.4375% per annum.

The Class A-4 Notes received a floating rate of interest which was reset for each Payment Date to be equal to LIBOR, as follows:

3.3125% for the period from  February 11, 1993 through       May 16, 1993
3.1875% for the period from       May 17, 1993 through    August 15, 1993
3.2500% for the period from    August 16, 1993 through  November 14, 1993

The Class A-5 Notes receive a floating rate of interest which is reset for each Payment Date to be equal to LIBOR plus 0.15% (calculated on the basis of actual days elapsed and a 360-day year). The Class A-5 Notes received or will receive interest at the following rates per annum for the following periods:

3.4625% for the period from  February 11, 1993 through       May 16, 1993
3.3375% for the period from       May 17, 1993 through    August 15, 1993
3.4000% for the period from August 16, 1993 through November 14, 1993 3.6500% for the period from November 15, 1993 through February 14, 1994
3.7125% for the period from  February 15, 1994 through       May 15, 1994

The Class A-6 Notes bear interest at the rate of 4.90% per annum. The Class A-7 Notes bear interest at the rate of 5.35% per annum. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 5.85% per annum on the outstanding Certificate Balance.

NOTE 4.  FINANCIAL INSTRUMENT WITH OFF-BALANCE SHEET RISK

The Trust is the holder of an interest rate cap agreement for the purpose of managing its floating interest rate exposure. An interest rate cap agreement provides the holder protection against interest rate movements above an established rate. The notional amount of this interest rate cap at December 31, 1993 was $956.1 million.

NOTE 5.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by the acceptance of a Note or Certificate, agrees to treat the Notes as indebtedness and the Certificates as equity interests in the Trust for federal, state and local income and franchise tax purpose

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
 (in millions of dollars)





1993 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------      -------
                                            $           $           $

First quarter .....................           0.0        1.0          1.0

Second quarter .....................        523.8       28.8        552.6

Third quarter ......................        391.3       22.9        414.2

Fourth quarter .....................        337.0       19.8        356.8
                                        ---------   --------      -------
     Total .........................      1,252.1       72.5      1,324.6
                                        =========   ========      =======

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994


The Capital Auto Receivables Asset Trust 1993-2, its Noteholders and Certificateholders, Capital Auto Receivables, Inc., Bankers Trust
(Delaware), Owner Trustee, and The First National Bank of Chicago, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 1993-2 as of December 31, 1993, and the related Statement of Distributable Income for the period June 2, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Capital Auto
Receivables Asset Trust 1993-2 at December 31, 1993, and its distributable income and distributions for the period June 2, 1993 (inception) through December 31, 1993, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE
- -----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)


                                                Dec. 31
                                                          1993
                                                -------
ASSETS                                             $

Receivables (net of $58.5 million of discount)(Note 2) 1,423.2
                                                -------

TOTAL ASSETS ........................................    1,423.2
                                                =======


LIABILITIES AND EQUITY (Notes 2 and 3)

Asset-backed Notes ..................................    1,364.6
                                                -------

Asset-backed Certificates (Equity) ..................       58.6
                                                -------

TOTAL LIABILITIES AND EQUITY.........................    1,423.2
                                                         =======




Reference should be made to the Notes to Financial Statements.

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

STATEMENT OF DISTRIBUTABLE INCOME
For the period June 2, 1993 (inception)
through December 31, 1993

(in millions of dollars)


                                                  1993
                                                 -------
                                                    $
Distributable Income

  Allocable to Principal ......................    529.4

  Allocable to Interest  ......................     37.4
                                                 -------
Distributable Income ..........................    566.8
                                                 =======


Income Distributed ............................    566.8
                                                 =======



Reference should be made to the Notes to Financial Statements.

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 1993-2 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to noteholders and certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller").


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On June 2, 1993, Capital Auto Receivables Asset Trust 1993-2 acquired retail finance receivables aggregating approximately $2,009.3 million at a discount of $56.7 million from the Seller in exchange for four classes of Asset-Backed Notes representing indebtedness of the Trust of $750.0 million Class A-1, $100.0 million Class A-2, $641.0 million Class A-3, $403.0 million Class A-4, and $58.6 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. Substantially all of the Receivables comprising the Trust property were acquired by GMAC under special incentive rate financing programs. The Servicer has the option to repurchase the remaining receivables and certain other property as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest and principal (including prepayments) on the Notes are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing June 15, 1993 (each, a "Distribution Date"). Principal of the Notes is payable on each Distribution Date in an amount equal to the sum of the Noteholders' Principal Distributable Amounts for the related Monthly Period to the extent of funds available therefor. Payments of principal on the Notes are payable by class in the priorities set forth in the Indenture (previously filed by Form 8-K). The unpaid principal balance of the Class A-1 Notes will be payable on June 15, 1994; the then-unpaid principal balance of the Class A-2 Notes will be payable on August 15, 1994; the then-unpaid principal balance of the Class A-3 Notes will be payable on November 15, 1995; and the then-unpaid principal balance of the Class A-4 Notes will be payable on May 15, 1997.

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

On each Distribution Date on and after the date on which the Class A-1 and Class A-2 Notes have been paid in full, Certificateholders will receive, in respect of the certificate balance, an amount equal to the Certificateholders' Principal Distributable Amount for the Monthly Period preceding such Distribution Date, to the extent of funds available therefor. The final scheduled Distribution Date for the Certificates is May 15, 1997.

Interest on the outstanding principal amount of the Notes accrues from June 2, 1993 or, from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Notes bear interest at the rate of 3.35% per annum (calculated on the basis of actual days elapsed and a 360-day year). The Class A-2 Notes bear interest at the rate of 3.71% per annum (calculated on the basis of actual days elapsed and a 360-day year). The Class A-3 Notes bear interest at the rate of 4.20% per annum (calculated on the basis of a 360-day year of twelve 30-day months). The Class A-4 Notes bear interest at the rate of 4.70% per annum (calculated on the basis of a 360-day year of twelve 30-day months). On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 4.70% per annum on the outstanding Certificate Balance.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a partnership, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by the acceptance of a Note or Certificate, has agreed to treat the Notes as indebtedness and the Certificates as equity interests in the Trust for federal, state and local income and franchise tax purposes.



                       __________________________

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)





1993 Quarters                           Principal   Interest      Total
- ------------------------------------    ---------   --------      -----
                                             $          $          $

Second quarter .....................         77.5        2.9       80.4

Third quarter ......................        227.0       18.3      245.3

Fourth quarter .....................        224.9       16.2      241.1
                                        ---------   --------      -----
     Total .........................        529.4       37.4      566.8
                                        =========   ========      =====

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994


The Capital Auto Receivables Asset Trust 1993-3, its Noteholders and Certificateholders, Capital Auto Receivables, Inc., Bankers Trust
(Delaware), Owner Trustee, and The First National Bank of Chicago, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 1993-3 as of December 31, 1993, and the related Statement of Distributable Income for the period October 21, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Capital Auto Receivables Asset Trust 1993-3 at December 31, 1993 and its distributable income and distributions for the period October 21, 1993 (inception) through December 31, 1993, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE
- -----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)


                                          Dec. 31
                                           1993
                                          -------
ASSETS                                       $

Receivables (Note 2) ...................  2,438.7
                                          -------

TOTAL ASSETS ...........................  2,438.7
                                          =======


LIABILITIES AND EQUITY (Notes 2 and 3)

Asset-backed Notes .....................  2,357.3
                                          -------

Asset-backed Certificates (Equity) .....     81.4
                                          -------

TOTAL LIABILITIES AND EQUITY............  2,438.7
                                          =======




Reference should be made to the Notes to Financial Statements.

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

STATEMENT OF DISTRIBUTABLE INCOME
For the period October 21, 1993 (inception) through December 31, 1993

(in millions of dollars)


                                                  1993
                                                 -------
                                                    $
Distributable Income

  Allocable to Principal ......................     66.2

  Allocable to Interest  ......................      5.4
                                                 -------
Distributable Income ..........................     71.6
                                                 =======


Income Distributed ............................     71.6
                                                 =======



Reference should be made to the Notes to Financial Statements.

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 1993-3 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to noteholders and certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller").

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On October 21, 1993, Capital Auto Receivables Asset Trust 1993-3 acquired retail finance receivables aggregating approximately $2,504.9 million from the Seller in exchange for six classes of Asset-Backed Notes representing indebtedness of the Trust of $430.0 million Class A-1; $59.0 million Class A-2; $63.0 million Class A-3; $210.0 million Class A-4; $484.3 million Class A-5; $1,177.2 million Class A-6; and $81.4 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. The Servicer has the option to repurchase the remaining receivables and certain other property as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest on the Class A-1 Notes and the Class A-5 Notes will be made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing on November 15, 1993 (each a "Distribution Date"). Payments of interest on the Class A-2 Notes, the Class A-3 Notes, the Class A-4 Notes, and the Class A-6 Notes are made on the fifteenth day of January, April, July and October or, if any such day is not a Business Day, on the next succeeding Business Day, commencing January 18, 1994 (each, a "Payment Date"). Principal of the Notes will be payable by class in the priorities and in the amounts as set forth in the Indenture (previously filed by Form 8-K), equal to the sum of the Aggregate Noteholders' Principal Distributable Amounts to the extent of funds available therefor.

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The unpaid principal balance of the Class A-1 Notes will be payable on November 15, 1994; the principal balance of the Class A-2 Notes was paid in full on January 18, 1994; the then-unpaid principal balance of the Class A-3 Notes will be payable on April 15, 1994; the then-unpaid principal balance of the Class A-4 Notes will be payable on October 17, 1994; the then-unpaid principal balance of the Class A-5 Notes will be payable on October 16, 1995; and the then-unpaid principal balance of the Class A-6 Notes will be payable on October 15, 1998. On each Distribution Date on and after the date on which the Class A-2 Notes, the Class A-3 Notes and the Class A-4 Notes have been paid (or provided for) in full, Certificateholders will receive, in respect of the certificate balance, an amount equal to the Certificateholders' Principal Distributable Amount for the Monthly Period preceding such Distribution Date, to the extent of funds available therefor. The final scheduled Distribution Date for the Certificates will be October 15, 1998.

Interest on the outstanding principal amount of the Notes accrues from October 21, 1993 or, from the most recent Distribution Date or Payment Date, as applicable, on which interest has been paid to but excluding the following Payment Date. The Class A-1 Notes bear interest at the rate of 3.30% per annum (calculated on the basis of actual days elapsed and a 360-day year). The Class A-2 Notes received interest at the rate of 3.25% per annum (calculated on the basis of actual days elapsed and a 360-day year). The Class A-3 Notes bear interest at the rate of 3.25% per annum (calculated on the basis of actual days elapsed and a 360-day year). The Class A-4 Notes bear interest at the rate of 3.30% per annum (calculated on the basis of actual days elapsed and a 360-day year). The Class A-5 Notes bear interest at the rate of 3.65% per annum (calculated on the basis of a 360-day year of twelve 30-day months). The Class A-6 Notes bear interest at the rate of 4.60% per annum (calculated on the basis of a 360-day year of twelve 30-day months). On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 4.60% per annum on the outstanding Certificate Balance.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by the acceptance of a Note or Certificate, agrees to treat the Notes as indebtedness and the Certificates as equity interests in the Trust for federal, state and local income and franchise tax purposes.

                       __________________________

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)





1993 Quarters                           Principal   Interest     Total
- ------------------------------------    ---------   --------     -----
                                            $           $          $

Fourth quarter .....................        66.2         5.4      71.6
                                        =========   ========     =====

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K


(a)     (1)   FINANCIAL STATEMENTS.

              Included in Part II, Item 8, of Form 10-K.


(a)     (2)   FINANCIAL STATEMENT SCHEDULES.

        All schedules have been omitted because they are inapplicable or because the information called for is shown in the financial statements or notes thereto.

(a)     (3)   EXHIBITS (Included in Part II of this report).

        --    Capital Auto Receivables Asset Trust 1992-1, Financial
        Statements for the Year Ended December 31, 1993.

        --    Capital Auto Receivables Asset Trust 1993-1 Financial
        Statements for the period February 11, 1993 through December
              31, 1993.

        --    Capital Auto Receivables Asset Trust 1993-2 Financial
        Statements for the period June 2, 1993 through December 31,
        1993

      --      Capital Auto Receivables Asset Trust 1993-3 Financial
        Statements for the period from October 21, 1993 through December 31, 1993.


(b)           REPORTS ON FORM 8-K.

        A current report on Form 8-K dated November 12, 1993 reporting matters under Item 7, Financial Statements and Exhibits, was filed during the fourth quarter ended December 31, 1993.

ITEMS 2, 3, 4, 5, 6, 9, 10, 11, 12 and 13 are inapplicable and have been omitted.

                                SIGNATURE



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Trustees have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



              CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1
              CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1
              CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2
              CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3




                          by:  Bankers Trust (Delaware)
                          --------------------------------------
                                (Owner Trustee, not in its
                                        individual capacity but solely
                                        as Owner Trustee on behalf of
                                        the Issuer.)




                                  s\        Louis Bodi
                                  ---------------------------------
                                  (Louis Bodi, Assistant Treasurer)



Date: March 30, 1994
      --------------