Form 10-K
period 1993-12-31
CAPITAL AUTO RECEIVABLES INC
filed 1994-03-31
CIK 893958

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

3.4625% for the period from  February 11, 1993 through       May 16, 1993
3.3750% for the period from       May 17, 1993 through    August 15, 1993
3.4500% for the period from August 16, 1993 through November 14, 1993 3.6500% for the period from November 15, 1993 through February 14, 1994
3.7125% for the period from  February 15, 1994 through       May 15, 1994

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