Form 10-Q
period 1994-03-31
CAPITAL AUTO RECEIVABLES INC
filed 1994-05-13
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                 FORM 10-Q

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994, OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



      CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1       33-49169
      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1       33-49307
      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2       33-49307
      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3       33-49307
      -------------------------------------------       ---------------
            (Exact name of registrants as               Commission file
             specified in its charter)                      number




A Delaware Business Trust                         13-3284790
- --------------------------------                  ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


c/o Bankers Trust (Delaware)
1001 Jefferson, Suite 550,
Wilmington, Delaware                              19801
- ----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)



Registrants' telephone number, including area code (212) 250-6864
                                                   --------------



Securities registered pursuant to Section 12(b) of the Act:  (None)
Section 12(g) of the Act:  (None).



     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X.   No   .
                                         --       --

















 This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:


                       PART I.  FINANCIAL INFORMATION


     The required information is given as to each of the registrants as shown on page 1 herein.



ITEM 1. FINANCIAL STATEMENTS.


        1.  Statement of Assets and Liabilities, March 31, 1994,
            December 31, 1993 and March 31, 1993.

        2. Statement of Distributable Income for the Three Months Ended March 31, 1994 and 1993.

        3.  Notes to Financial Statements.


     The above described Financial Statements for each of the registrants are submitted herewith as Exhibits 20.1, 20.2, 20.3 and 20.4.


     In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.




                           ____________________

                                   PART II


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


      Each of the Trusts was formed pursuant to a trust agreement between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee, and issued the following Asset-Backed Notes and Certificates. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for asset-backed notes and asset-backed certificates representing undivided interests in each of the Trusts. Each Trust's property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby and certain other property.


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

                           ____________________

                    PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)  Exhibits:

              20.1 Capital Auto Receivables Asset Trust 1992-1 Financial Statements for the Three Months Ended March 31, 1994 and 1993.

              20.2 Capital Auto Receivables Asset Trust 1993-1 Financial Statements for the Three Months Ended March 31, 1994 and 1993.

          20.3 Capital Auto Receivables Asset Trust 1993-2 Financial Statements for the Three Months Ended March 31, 1994.

          20.4 Capital Auto Receivables Asset Trust 1993-3 Financial Statements for the Three Months Ended March 31, 1994.

     (b)  Reports on Form 8-K

          No Current Reports on Form 8-K have been filed by any of the abovementioned Owner Trusts during the quarter ended March 31, 1994.









                       ____________________

                                  SIGNATURE



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1
                        CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1
                          CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2
                        CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3





                                by:   Bankers Trust (Delaware)
                                ----------------------------------
                                    (Owner Trustee, not in its
                                     individual capacity but
                                     solely as Owner Trustee on
                                     behalf of the Issuer.)



                                 s\       Melissa J. Kaye
                                 ---------------------------------
                                      (Melissa J. Kaye,
                                      Assistant Vice President)

Date: May 13, 1994
      ------------

                                 EXHIBIT INDEX


Exhibit
Number                                 Exhibit Name
- --------            -------------------------------------------------------
 20.1 Capital Auto Receivables Asset Trust 1992-1 Financial Statements for the Three Months Ended March 31, 1994 and 1993.

 20.2 Capital Auto Receivables Asset Trust 1993-1 Financial Statements for the Three Months Ended March 31, 1994 and 1993.

 20.3 Capital Auto Receivables Asset Trust 1993-2 Financial Statements for the Three Months Ended March 31, 1994.

 20.4 Capital Auto Receivables Asset Trust 1993-3 Financial Statements for the Three Months Ended March 31, 1994.






















































                                                             Exhibit 20.1
                                                             Page 1 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)


                                              Mar. 31,  Dec. 31,   Mar. 31,
                                               1994       1993       1993
                                             --------   --------   --------
ASSETS

Receivables (Note 2) ......................  $  598.4   $  759.3   $1,381.7
                                             --------   --------   --------

TOTAL ASSETS ..............................  $  598.4   $  759.3   $1,381.7
                                     ========   ========   ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  554.4   $  709.7  $1,325.5


Asset-Backed Certificates (Equity) ........      44.0       49.6      56.2
                                             --------   --------  --------

TOTAL LIABILITIES AND EQUITY ..............  $  598.4   $  759.3  $1,381.7
                                             ========   ========  ========



Reference should be made to the Notes to Financial Statements.


































                                                             Exhibit 20.1
                                                             Page 2 of 4

CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)




                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                         1994        1993
                                                      ----        ----
Distributable Income

  Allocable to Principal .........................   $  160.9   $  225.4

  Allocable to Interest  .........................        8.5       16.7
                                                     --------   --------
Distributable Income .............................   $  169.4   $  242.1
                                                     ========   ========


Income Distributed ...............................   $  169.4   $  242.1
                                                     ========   ========



Reference should be made to the Notes to Financial Statements.








































                                                        Exhibit 20.1
                                                             Page 3 of 4



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


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On December 17, 1992, Capital Auto Receivables Asset Trust 1992-1 acquired retail finance receivables aggregating approximately $1,607.1 million from the Seller in exchange for three classes of Asset-Backed Notes representing indebtedness of the Trust of $657.7 million Class A-1; $641.6 million Class A-2; $251.6 million Class A-3 and $56.2 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. The Servicer has the option to repurchase the remaining receivables and certain other property as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.


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









                                                             Exhibit 20.1
                                                             Page 4 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)


Interest on the outstanding principal amount of the Notes accrues from December 15, 1992 (in the case of the Class A-2 Notes, December 17, 1992) or, from the most recent Payment Date on which interest has been paid to but excluding the following Payment Date. During 1993, the Class A-1 Notes received interest at the rate of 3.73% per annum.

The Class A-2 Notes receive a floating rate of interest which is reset for each Payment Date to be a rate equal to the lesser of (i) LIBOR plus 0.25% and (ii) 10%. The Class A-2 Notes received or will receive interest at a weighted average rate of 3.6575% from January 1, 1993 through June 14, 1994.

The Class A-3 Notes will bear interest at the rate of 5.75% per annum.
On each Distribution Date, the Owner Trustee will distribute pro rata to Certificateholders accrued interest at the pass through rate of 6.20% per annum on the outstanding Certificate Balance.


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




































                                                             Exhibit 20.2
                                                             Page 1 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)



                                             Mar. 31,   Dec. 31,    Mar 31,
                                               1994       1993       1993
                                             -------    --------   --------
ASSETS

Receivables (Note 2) ......................  $1,373.8   $1,660.8   $2,912.9
                                             --------   --------   --------

TOTAL ASSETS ..............................  $1,373.8   $1,660.8   $2,912.9
                                     ========   ========   ========




LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $1,288.4   $1,565.8  $2,811.0


Asset-Backed Certificates (Equity) ........      85.4       95.0     101.9
                                             --------   --------  --------

TOTAL LIABILITIES AND EQUITY ..............  $1,373.8   $1,660.8  $2,912.9
                                             ========   ========  ========



Reference should be made to the Notes to Financial Statements.
































                                                             Exhibit 20.2
                                                             Page 2 of 4

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)



                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
                                                      1994       1993
                                                      ----       ----
Distributable Income

  Allocable to Principal .........................   $  287.0   $    0.0

  Allocable to Interest  .........................       17.7        1.0
                                                     --------   --------
Distributable Income .............................   $  304.7   $    1.0
                                                     ========   ========


Income Distributed ...............................   $  304.7   $    1.0
                                                     ========   ========



Reference should be made to the Notes to Financial Statements.









































                                                             Exhibit 20.2
                                                             Page 3 of 4


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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On February 11, 1993, Capital Auto Receivables Asset Trust 1993-1 acquired retail finance receivables aggregating approximately $2,912.9 million from the Seller in exchange for seven classes of Asset-Backed Notes representing indebtedness of the Trust of $322.0 million Class A-1; $225.0 million Class A-2; $125.0 million Class A-3; $478.0 million Class A-4; $1,147.0 million Class A-5; $318.0 million Class A-6; $196.0 million Class A-7 and $101.9 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby, the interest rate cap and certain other property. The Servicer has the option to repurchase the remaining receivables and certain other property as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.


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

The principal balance of the Class A-1 Notes was paid in full on May 17, 1993; the principal balance of the Class A-2 Notes was paid in full on August 16, 1993; the principal balance of the Class A-3 Notes was paid in full on November 15, 1993; the principal balance of the Class A-4 Notes was paid in full on November 15, 1993; the then-unpaid principal balance of the Class A-5 Notes will be payable on November 15, 1995; and the then-unpaid principal balance of the Class A-6 Notes and the Class A-7 Notes will be payable on February 17, 1998. Payment of principal to the Certificateholders in respect of the Certificate Balance was initiated in 1993, subsequent to the full payment of the Class A-1, Class A-2, Class
A-3 and Class A-4 Notes. On each Distribution Date, the Certificateholders receive an amount equal to the Certificateholders' Principal Distributable Amount for the Monthly Period preceding such Distribution Date, to the extent of funds available therefor. The final scheduled Distribution Date for the Certificates is February 17, 1998.







                                                             Exhibit 20.2
                                                             Page 4 of 4


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

The Class A-4 Notes received a floating rate of interest from February 11 through November 14, 1993 at a weighted average rate of 3.2657%.

The Class A-5 Notes receive a floating rate of interest which is reset for each Payment Date to be equal to LIBOR plus 0.15%. The Class A-5 Notes received or will receive interest at a weighted average rate of 3.5144% from February 11, 1993 through May 15, 1994.

The Class A-6 Notes bear interest at the rate of 4.90% per annum. The Class A-7 Notes bear interest at the rate of 5.35% per annum. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 5.85% per annum on the outstanding Certificate Balance.

NOTE 4.  FINANCIAL INSTRUMENT WITH OFF-BALANCE SHEET RISK

The Trust is the holder of an interest rate cap agreement for the purpose of managing its floating interest rate exposure. An interest rate cap agreement provides the holder protection against interest rate movements above an established rate. The notional amount of this interest rate cap at March 31, 1994 was $692.9 million.

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

























                                                             Exhibit 20.3
                                                             Page 1 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)



                                                     Mar. 31,     Dec. 31,
                                                       1994         1993
                                                     --------     --------
ASSETS

Receivables (Note 2) ........................        $1,209.3     $1,423.2
                                                     --------     --------

TOTAL ASSETS ................................        $1,209.3     $1,423.2
                                                    ========     ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ..........................        $1,150.7     $1,364.6


Asset-Backed Certificates (Equity) ..........            58.6         58.6
                                                     --------     --------

TOTAL LIABILITIES AND EQUITY ................        $1,209.3     $1,423.2
                                                     ========     ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.3
                                                             Page 2 of 4

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)




                                                      Three Months Ended
                                                        March 31, 1994
                                                      ------------------


Distributable Income

  Allocable to Principal .........................         $  213.9

  Allocable to Interest  .........................             14.3
                                                           --------
Distributable Income .............................         $  228.2
                                                           ========


Income Distributed ...............................         $  228.2
                                                           ========



Reference should be made to the Notes to Financial Statements.








































                                                             Exhibit 20.3
                                                             Page 3 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

NOTES TO FINANCIAL STATEMENT

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


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On June 2, 1993, Capital Auto Receivables Asset Trust 1993-2 acquired retail finance receivables aggregating approximately $2,009.3 million at a discount of $56.7 million from the Seller in exchange for four classes of Asset-Backed Notes representing indebtedness of the Trust of $750.0 million Class A-1; $100.0 million Class A-2; $641.0 million Class A-3; $403.0 million Class A-4 and $58.6 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. Substantially all of the Receivables comprising the Trust property were acquired by GMAC under special incentive rate financing programs. The Servicer has the option to repurchase the remaining receivables and certain other property as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest and principal (including prepayments) on the Notes are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing June 15, 1993 (each, a "Distribution Date"). Principal of the Notes is payable on each Distribution Date in an amount equal to the sum of the Noteholders' Principal Distributable Amounts for the related Monthly Period to the extent of funds available therefor. Payments of principal on the Notes are payable by class in the priorities set forth in the Indenture (previously filed by Form 8-K). The unpaid principal balance of the Class A-1 Notes was paid in full on April 15, 1994; the then-unpaid principal balance of the Class A-2 Notes will be payable on August 15, 1994; the then-unpaid principal balance of the Class A-3 Notes will be payable on November 15, 1995 and the then-unpaid principal balance of the Class A-4 Notes will be payable on May 15, 1997.
















                                                             Exhibit 20.3
                                                             Page 4 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

NOTES TO FINANCIAL STATEMENT (concluded)

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

Interest on the outstanding principal amount of the Notes accrues from June 2, 1993 or, from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Notes bear interest at the rate of 3.35% per annum. The Class A-2 Notes bear interest at the rate of 3.71% per annum. The Class A-3 Notes bear interest at the rate of 4.20% per annum. The Class A-4 Notes bear interest at the rate of 4.70% per annum. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 4.70% per annum on the outstanding Certificate Balance.


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

































                                                             Exhibit 20.4
                                                             Page 1 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)




                                                    Mar. 31,     Dec. 31,
                                                      1994         1993
                                                    --------     --------
ASSETS

Receivables (Note 2) ........................       $2,135.6     $2,438.8
                                                    --------     --------

TOTAL ASSETS ................................       $2,135.6     $2,438.8
                                                   ========     ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ..........................       $2,054.2     $2,357.4


Asset-Backed Certificates (Equity) ..........           81.4         81.4
                                                    --------     --------

TOTAL LIABILITIES AND EQUITY ................       $2,135.6     $2,438.8
                                                    ========     ========



Reference should be made to the Notes to Financial Statements.
































                                                             Exhibit 20.4
                                                             Page 2 of 4

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                                      Three Months Ended
                                                        March 31, 1994
                                                      ------------------


Distributable Income

  Allocable to Principal .........................         $  303.2

  Allocable to Interest  .........................             23.4
                                                           --------
Distributable Income .............................         $  326.6
                                                           ========


Income Distributed ...............................         $  326.6
                                                           ========



Reference should be made to the Notes to Financial Statements.










































                                                             Exhibit 20.4
                                                             Page 3 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

NOTES TO FINANCIAL STATEMENT

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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On October 21, 1993, Capital Auto Receivables Asset Trust 1993-3 acquired retail finance receivables aggregating approximately $2,504.9 million from the Seller in exchange for six classes of Asset-Backed Notes representing indebtedness of the Trust of $430.0 million Class A-1; $59.0 million Class A-2; $63.0 million Class A-3; $210.0 million Class A-4; $484.3 million Class A-5; $1,177.2 million Class A-6 and $81.4 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. The Servicer has the option to repurchase the remaining receivables and certain other property as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest on the Class A-1 Notes and the Class A-5 Notes will be made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing on November 15, 1993 (each a "Distribution Date"). Payments of interest on the Class A-2 Notes, the Class A-3 Notes, the Class A-4 Notes and the Class A-6 Notes are made on the fifteenth day of January, April, July and October or, if any such day is not a Business Day, on the next succeeding Business Day, commencing January 18, 1994 (each, a "Payment Date"). Principal of the Notes will be payable by class in the priorities and in the amounts as set forth in the Indenture (previously filed by Form 8-K), equal to the sum of the Aggregate Noteholders' Principal Distributable Amounts to the extent of funds available therefor.





















                                                        Exhibit 20.4
                                                             Page 4 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

NOTES TO FINANCIAL STATEMENT (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The unpaid principal balance of the Class A-1 Notes will be payable on November 15, 1994; the principal balance of the Class A-2 Notes was paid in full on January 18, 1994; the principal balance of the Class A-3 Notes was paid in full on April 15, 1994; the principal balance of the Class A-4 Notes was paid in full on April 15, 1994; the then-unpaid principal balance of the Class A-5 Notes will be payable on October 16, 1995; and the then-unpaid principal balance of the Class A-6 Notes will be payable on October 15, 1998. On each Distribution Date on and after the date on which the Class A-2 Notes, the Class A-3 Notes and the Class A-4 Notes have been paid (or provided for) in full, Certificateholders will receive, in respect of the certificate balance, an amount equal to the Certificateholders' Principal Distributable Amount for the Monthly Period preceding such Distribution Date, to the extent of funds available therefor. The final scheduled Distribution Date for the Certificates will be October 15, 1998.

Interest on the outstanding principal amount of the Notes accrues from October 21, 1993 or, from the most recent Distribution Date or Payment Date, as applicable, on which interest has been paid to but excluding the following Payment Date. The Class A-1 Notes bear interest at the rate of
3.30 per annum. The Class A-2 Notes received interest at the rate of 3.25% per annum. The Class A-3 Notes bear interest at the rate of 3.25% per annum. The Class A-4 Notes bear interest at the rate of 3.30% per annum. The Class A-5 Notes bear interest at the rate of 3.65% per annum. The Class A-6 Notes bear interest at the rate of 4.60% per annum. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 4.60% per annum on the outstanding Certificate Balance.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by the acceptance of a Note or Certificate, agrees to treat the Notes as indebtedness and the Certificates as equity interests in the Trust for federal, state and local income and franchise tax purposes.