Form 10-Q
period 1994-06-30
CAPITAL AUTO RECEIVABLES INC
filed 1994-08-15
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994, OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



      CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1       33-49169
      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1       33-49307
      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2       33-49307
      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3       33-49307
      -------------------------------------------       ---------------
            (Exact name of registrants as               Commission file
             specified in its charter)                      number




A Delaware Business Trust                         13-3284790
- - --------------------------------                  ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


c/o Bankers Trust (Delaware)
1001 Jefferson, Suite 550,
Wilmington, Delaware                              19801
- - ----------------------------------------          ----------
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



ITEM 1. FINANCIAL STATEMENTS.


        1.  Statement of Assets and Liabilities, June 30, 1994,
            December 31, 1993 and June 30, 1993.

       2.  Statement of Distributable Income for the Six Months
            Ended June 30, 1994 and 1993.

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


                          Retail
                          Finance
          Date of Sale    Receivables
          and Servicing            Aggregate      Asset-Backed   Asset-Backed
Trust          Agreement           Amount            Notes    Certificates
- - ----------     -----------------   ---------    ---------------- ------------
                                (Millions)      (Millions)      (Millions)
Capital   December 17, 1992   $1,607.1       Class A-1 $  657.7  $  56.2
Auto                                              Class A-2 $  641.6
Receivables                                       Class A-3 $  251.6
Asset Trust
1992-1

Capital   February 11, 1993   $2,912.9            Class A-1 $  322.0  $ 101.9
Auto                                 Class A-2 $  225.0
Receivables                                  Class A-3 $  125.0
Asset Trust                                  Class A-4 $  478.0
1993-1                               Class A-5 $1,147.0
                                     Class A-6 $  318.0
                                     Class A-7 $  196.0

Capital   June 2, 1993        $2,009.3            Class A-1 $  750.0  $  58.6
Auto                                 Class A-2 $  100.0
Receivables                                  Class A-3 $  641.0
Asset Trust                                  Class A-4 $  403.0
1993-2

Capital   October 21, 1993    $2,504.9            Class A-1 $  430.0  $  81.4
Auto                                 Class A-2 $   59.0
Receivables                                  Class A-3 $   63.0
Asset Trust                                  Class A-4 $  210.0
1993-3                               Class A-5 $  484.3
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

                           ____________________

                       PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)  Exhibits:

              20.1 Capital Auto Receivables Asset Trust 1992-1 Financial Statements for the Six Months Ended June 30, 1994 and
                 1993.

              20.2 Capital Auto Receivables Asset Trust 1993-1 Financial Statements for the Six Months Ended June 30, 1994 and
                 1993.

                 20.3  Capital Auto Receivables Asset Trust 1993-2 Financial
                    Statements for the Six Months Ended June 30, 1994 and
                 1993.

            20.4  Capital Auto Receivables Asset Trust 1993-3 Financial
                    Statements for the Six Months Ended June 30, 1994.

        (b)  Reports on Form 8-K

            No Current Reports on Form 8-K have been filed by any of the abovementioned Owner Trusts during the quarter ended
              June 30, 1994.









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

Date: August 15, 1994
      ---------------

                                 EXHIBIT INDEX


Exhibit
Number                                 Exhibit Name
- - --------            -------------------------------------------------------
 20.1 Capital Auto Receivables Asset Trust 1992-1 Financial Statements for the Six Months Ended June 30, 1994 and
                 1993.

 20.2 Capital Auto Receivables Asset Trust 1993-1 Financial Statements for the Six Months Ended June 30, 1994 and
                 1993.

 20.3 Capital Auto Receivables Asset Trust 1993-2 Financial Statements for the Six Months Ended June 30, 1994 and
                 1993.

 20.4 Capital Auto Receivables Asset Trust 1993-3 Financial Statements for the Six Months Ended June 30, 1994.

                                                             Exhibit 20.1
                                                             Page 1 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)


                                             June 30,   Dec. 31,   June 30,
                                               1994       1993       1993
                                             --------   --------   --------
ASSETS

Receivables (Note 2) ......................  $  457.4   $  759.3   $1,154.7
                                             --------   --------   --------

TOTAL ASSETS ..............................  $  457.4   $  759.3   $1,154.7
                                      ========   ========   ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  418.4   $  709.7   $1,098.5


Asset-Backed Certificates (Equity) ........      39.0       49.6       56.2
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ..............  $  457.4   $  759.3   $1,154.7
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.

                                                            Exhibit 20.1
                                                             Page 2 of 4

CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)




                                             Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------        --------------
                                      1994      1993        1994      1993
                                      ----      ----        ----      ----

Distributable Income

  Allocable to Principal ......... $  140.9  $  226.9    $  301.9  $  452.3

  Allocable to Interest  .........      7.5      14.3        16.0      31.0
                                   --------  --------    --------  --------
Distributable Income ............. $  148.4  $  241.2    $  317.9  $  483.3
                                   ========  ========    ========  ========

Income Distributed ............... $  148.4  $  241.2    $  317.9  $  483.3
                                   ========  ========    ========  ========



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


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On December 17, 1992, Capital Auto Receivables Asset Trust 1992-1 acquired retail finance receivables aggregating approximately $1,607.1 million from the Seller in exchange for three classes of Asset-Backed Notes representing indebtedness of the Trust of $657.7 million Class A-1; $641.6 million Class A-2; $251.6 million Class A-3 and $56.2 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. The Servicer has the option to repurchase the remaining receivables and certain other property on or after the date on which the principal balance declines to 10% or less of the aggregate amount financed.


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

                                                             Exhibit 20.2
                                                             Page 1 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)



                                             June 30,   Dec. 31,   June 30,
                                               1994       1993       1993
                                             -------    --------   --------
ASSETS

Receivables (Note 2) ......................  $1,120.5   $1,660.8   $2,389.1
                                             --------   --------   --------

TOTAL ASSETS ..............................  $1,120.5   $1,660.8   $2,389.1
                                      ========   ========   ========




LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................   $1,043.7   $1,565.8  $2,287.2


Asset-Backed Certificates (Equity) ........       76.8       95.0     101.9
                                              --------   --------  --------

TOTAL LIABILITIES AND EQUITY ..............   $1,120.5   $1,660.8  $2,389.1
                                              ========   ========  ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.2
                                                             Page 2 of 4

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)



                                             Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------        --------------
                                      1994      1993        1994      1993
                                      ----      ----        ----      ----


Distributable Income

  Allocable to Principal ......... $  253.3  $  523.8    $  540.3  $  523.8

  Allocable to Interest  .........     14.9      28.8        32.6      29.8
                                   --------  --------    --------  --------
Distributable Income ............. $  268.2  $  552.6    $  572.9  $  553.6
                                   ========  ========    ========  ========


Income Distributed ............... $  268.2  $  552.6    $  572.9  $  553.6
                                   ========  ========    ========  ========



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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On February 11, 1993, Capital Auto Receivables Asset Trust 1993-1 acquired retail finance receivables aggregating approximately $2,912.9 million from the Seller in exchange for seven classes of Asset-Backed Notes representing indebtedness of the Trust of $322.0 million Class A-1; $225.0 million Class A-2; $125.0 million Class A-3; $478.0 million Class A-4; $1,147.0 million Class A-5; $318.0 million Class A-6; $196.0 million Class A-7 and $101.9 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby, the interest rate cap and certain other property. The Servicer has the option to repurchase the remaining receivables and certain other property on or after the date on which the principal balance declines to 10% or less of the aggregate amount financed.


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

The Class A-5 Notes receive a floating rate of interest which is reset for each Payment Date to be equal to LIBOR plus 0.15%. The Class A-5 Notes received or will receive interest at a weighted average rate of 3.4955% from February 11, 1993 through May 15, 1994.

The Class A-6 Notes bear interest at the rate of 4.90% per annum. The Class A-7 Notes bear interest at the rate of 5.35% per annum. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 5.85% per annum on the outstanding Certificate Balance.

NOTE 4.  FINANCIAL INSTRUMENT WITH OFF-BALANCE SHEET RISK

The Trust is the holder of an interest rate cap agreement for the purpose of managing its floating interest rate exposure. An interest rate cap agreement provides the holder protection against interest rate movements above an established rate. The notional amount of this interest rate cap at June 30, 1994 was $529.7 million.

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

                                                             Exhibit 20.3
                                                             Page 1 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)



                                             June 30,   Dec. 31,   June 30,
                                               1994       1993       1993
                                             -------    --------   --------
ASSETS

Receivables (Note 2) ......................  $1,008.9   $1,423.2   $1,875.1
                                             --------   --------   --------

TOTAL ASSETS ..............................  $1,008.9   $1,423.2   $1,875.1
                                      ========   ========   ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  954.2   $1,364.6   $1,816.5


Asset-Backed Certificates (Equity) ........      54.7       58.6       58.6
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ..............  $1,008.9   $1,423.2   $1,875.1
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.3
                                                             Page 2 of 4

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)





                                             Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------        --------------
                                      1994      1993        1994      1993
                                      ----      ----        ----      ----

Distributable Income

  Allocable to Principal ......... $  200.5   $   77.5   $  414.3  $   77.5

  Allocable to Interest  .........     12.5        2.9       26.9       2.9
                                   --------   --------   --------  --------
Distributable Income ............. $  213.0   $   80.4   $  441.2  $   80.4
                                   ========   ========   ========  ========


Income Distributed ............... $  213.0   $   80.4   $  441.2  $   80.4
                                   ========   ========   ========  ========



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


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On June 2, 1993, Capital Auto Receivables Asset Trust 1993-2 acquired retail finance receivables aggregating approximately $2,009.3 million at a discount of $56.7 million from the Seller in exchange for four classes of Asset-Backed Notes representing indebtedness of the Trust of $750.0 million Class A-1; $100.0 million Class A-2; $641.0 million Class A-3; $403.0 million Class A-4 and $58.6 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. Substantially all of the Receivables comprising the Trust property were acquired by GMAC under special incentive rate financing programs. The Servicer has the option to repurchase the remaining receivables and certain other property on or after the date on which the principal balance declines to 10% or less of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest and principal (including prepayments) on the Notes are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing June 15, 1993 (each, a "Distribution Date"). Principal of the Notes is payable on each Distribution Date in an amount equal to the sum of the Noteholders' Principal Distributable Amounts for the related Monthly Period to the extent of funds available therefor. Payments of principal on the Notes are payable by class in the priorities set forth in the Indenture (previously filed by Form 8-K). The unpaid principal balance of the Class A-1 Notes was paid in full on April 15, 1994; the unpaid principal balance of the Class A-2 Notes was paid in full on May 16, 1994; the then-unpaid principal balance of the Class A-3 Notes will be payable on November 15, 1995 and the then-unpaid principal balance of the Class A-4 Notes will be payable on May 15, 1997.

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

The Class A-1 Notes received interest at the rate of 3.35% per annum. The Class A-2 Notes received interest at the rate of 3.71% per annum.

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

                                                             Exhibit 20.4
                                                             Page 1 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)




                                                    June 30,     Dec. 31,
                                                      1994         1993
                                                    --------     --------
ASSETS

Receivables (Note 2) ........................       $1,730.5     $2,438.8
                                                    --------     --------

TOTAL ASSETS ................................       $1,730.5     $2,438.8
                                            ========     ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ..........................       $1,654.9     $2,357.4


Asset-Backed Certificates (Equity) ..........           75.6         81.4
                                                    --------     --------

TOTAL LIABILITIES AND EQUITY ................       $1,730.5     $2,438.8
                                                    ========     ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.4
                                                             Page 2 of 4

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)



                                                     Period Ended June 30
                                                  Second Quarter   Six Months
                                                  --------------   ----------
                                                        1994          1994
                                                        ----          ----


Distributable Income

  Allocable to Principal .........................   $  405.1       $  708.3

  Allocable to Interest  .........................       21.3           44.7
                                                      --------      --------
Distributable Income .............................   $  426.4       $  753.0
                                                      ========      ========

Income Distributed ...............................   $  426.4       $  753.0
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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On October 21, 1993, Capital Auto Receivables Asset Trust 1993-3 acquired retail finance receivables aggregating approximately $2,504.9 million from the Seller in exchange for six classes of Asset-Backed Notes representing indebtedness of the Trust of $430.0 million Class A-1; $59.0 million Class A-2; $63.0 million Class A-3; $210.0 million Class A-4; $484.3 million Class A-5; $1,177.2 million Class A-6 and $81.4 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. The Servicer has the option to repurchase the remaining receivables and certain other property on or after the date on which the principal balance declines to 10% or less of the aggregate amount financed.


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

Interest on the outstanding principal amount of the Notes accrues from October 21, 1993 or, from the most recent Distribution Date or Payment Date, as applicable, on which interest has been paid to but excluding the following Payment Date. The Class A-1 Notes bear interest at the rate of 3.30% per annum. The Class A-2 Notes received interest at the rate of 3.25% per annum. The Class A-3 Notes received interest at the rate of 3.25% per annum. The Class A-4 Notes received interest at the rate of 3.30% per annum.

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