Form 10-Q
period 1994-09-30
CAPITAL AUTO RECEIVABLES INC
filed 1994-11-14
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994, OR


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



ITEM 1. FINANCIAL STATEMENTS.



        1.  Statement of Assets and Liabilities and Equity,
            September 30, 1994, December 31, 1993 and September 30, 1993.

       2. Statement of Distributable Income for the Three Months and Nine Months Ended September 30, 1994 and 1993.

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




                          ____________________

                                   PART II


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Each of the Trusts were formed pursuant to a trust agreement between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee, and issued the following Asset-Backed Notes and Certificates. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for asset-backed notes and asset-backed certificates representing undivided interests in each of the Trusts. Each Trust's property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby and certain other property.


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

                          ____________________

                       PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)  Exhibits:

              20.1 Capital Auto Receivables Asset Trust 1992-1 Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

              20.2 Capital Auto Receivables Asset Trust 1993-1 Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and for the period February 11, 1993 (inception) through September 30, 1993.

              20.3 Capital Auto Receivables Asset Trust 1993-2 Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and for the period June 2, 1993 (inception) through September 30, 1993.

              20.4 Capital Auto Receivables Asset Trust 1993-3 Financial Statements for the Three Months and Nine Months Ended September 30, 1994.

              27. Financial Data Schedule (for SEC electronic filing information only).

         (b)  Reports on Form 8-K

              No current reports on Form 8-K have been filed by any of the abovementioned Owner Trusts during the quarter ended September 30, 1994.









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




                                 ---------------------------------
                                           (Louis Bodi,
                                     Assistant Vice President)

Date: November 10, 1994
      -----------------

                                 EXHIBIT INDEX


Exhibit
Number                                 Exhibit Name
- --------            -------------------------------------------------------

 20.1 Capital Auto Receivables Asset Trust 1992-1 Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

 20.2 Capital Auto Receivables Asset Trust 1993-1 Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and for the period February 11, 1993 (inception) through September 30, 1993.

 20.3 Capital Auto Receivables Asset Trust 1993-2 Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and for the period June 2, 1993 (inception) through September 30, 1993.

 20.4 Capital Auto Receivables Asset Trust 1993-3 Financial Statements for the Three Months and Nine Months Ended September 30, 1994.

                                                             Exhibit 20.1
                                                             Page 1 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)


                                            Sept. 30,  Dec. 31,   Sept. 30,
                                              1994       1993       1993
                                            --------   --------   --------
ASSETS

Receivables (Note 2) .....................  $  344.2   $  759.3   $  944.7
                                            --------   --------   --------

TOTAL ASSETS .............................  $  344.2   $  759.3   $  944.7
                                            ========   ========   ========




LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes .......................  $  309.1   $  709.7   $  888.6


Asset-Backed Certificates (Equity) .......      35.1       49.6       56.1
                                            --------   --------   --------

TOTAL LIABILITIES AND EQUITY .............  $  344.2   $  759.3   $  944.7
                                            ========   ========   ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.1
                                                             Page 2 of 4

CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)




                                          Period Ended September 30
                                      Third  Quarter         Nine Months
                                      --------------        --------------
                                      1994      1993        1994      1993
                                      ----      ----        ----      ----


Distributable Income

  Allocable to Principal ......... $  113.2  $  210.0    $  415.1  $  662.3

  Allocable to Interest  .........      6.2      12.3        22.2      43.3
                                   --------  --------    --------  --------

Distributable Income ............. $  119.4  $  222.3    $  437.3  $  705.6
                                   ========  ========    ========  ========

Income Distributed ............... $  119.4  $  222.3    $  437.3  $  705.6
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

The Class A-2 Notes receive a floating rate of interest which is reset for each Payment Date to be a rate equal to the lesser of (i) LIBOR plus 0.25% and (ii) 10%. The Class A-2 Notes received interest at a weighted average rate of 3.7134% from December 17, 1992 through September 14, 1994.

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

                                                             Exhibit 20.2
                                                             Page 1 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)



                                             Sept. 30,  Dec. 31,   Sept.30,
                                               1994       1993       1993
                                             --------   --------   --------
ASSETS

Receivables (Note 2) ......................  $  903.3   $1,660.8   $1,997.8
                                             --------   --------   --------

TOTAL ASSETS ..............................  $  903.3   $1,660.8   $1,997.8
                                             ========   ========   ========




LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  833.9   $1,565.8   $1,895.9


Asset-Backed Certificates (Equity) ........      69.4       95.0      101.9
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ..............  $  903.3   $1,660.8   $1,997.8
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.2
                                                             Page 2 of 4

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                                                 Feb. 11,
                                                              (inception)
                                    Period Ended September 30    through
                                  Third Quarter     Nine Months  Sept.30,
                                 --------------     -----------  --------
                                 1994      1993         1994        1993
                                 ----      ----         ----        ----

Distributable Income

  Allocable to Principal .... $  217.2   $  391.3     $  757.5   $  915.1

  Allocable to Interest  ....     14.3       22.9         46.9       52.7
                              --------   --------     --------   --------
Distributable Income ........ $  231.5   $  414.2     $  804.4   $  967.8
                              ========   ========     ========   ========


Income Distributed .......... $  231.5   $  414.2     $  804.4   $  967.8
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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On February 11, 1993, Capital Auto Receivables Asset Trust 1993-1 acquired retail finance receivables aggregating approximately $2,912.9 million from the Seller in exchange for seven classes of Asset-Backed Notes representing indebtedness of the Trust of $322.0 million Class A-1; $225.0 million Class A-2; $125.0 million Class A-3; $478.0 million Class A-4; $1,147.0 million Class A-5; $318.0 million Class A-6; $196.0 million Class A-7 and $101.9 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby, an interest rate cap and certain other property. The Servicer has the option to repurchase the remaining receivables and certain other property on or after the date on which the principal balance declines to 10% or less of the aggregate amount financed.


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

The Class A-5 Notes receive a floating rate of interest which is reset for each Payment Date to be equal to LIBOR plus 0.15%. The Class A-5 Notes received interest at a weighted average rate of 3.6340% from February 11, 1993 through August 14, 1994.

The Class A-6 Notes bear interest at the rate of 4.90% per annum. The Class A-7 Notes bear interest at the rate of 5.35% per annum. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 5.85% per annum on the outstanding Certificate Balance.

NOTE 4.  FINANCIAL INSTRUMENT WITH OFF-BALANCE SHEET RISK

The Trust is the holder of an interest rate cap agreement for the purpose of managing its floating interest rate exposure. An interest rate cap agreement provides the holder protection against interest rate movements above an established rate. The notional amount of this interest rate cap at September 30, 1994 was $319.8 million.

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

                                                             Exhibit 20.3
                                                             Page 1 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)


                                            Sept. 30,  Dec. 31,   Sept. 30,
                                              1994       1993       1993
                                            --------   --------   --------
ASSETS

Receivables (Note 2) ...................    $  826.4   $1,423.2   $1,648.0
                                            --------   --------   --------

TOTAL ASSETS ...........................    $  826.4   $1,423.2   $1,648.0
                                            ========   ========   ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes .....................    $  777.2   $1,364.6   $1,589.4


Asset-Backed Certificates (Equity) .....        49.2       58.6       58.6
                                            --------   --------   --------

TOTAL LIABILITIES AND EQUITY ...........    $  826.4   $1,423.2   $1,648.0
                                            ========   ========   ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.3
                                                             Page 2 of 4

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)





                                                                  June 2,
                                                               (inception)
                                    Period Ended September 30     through
                                   Third Quarter     Nine Months  Sept.30,
                                   -------------     -----------  --------
                                   1994      1993         1994        1993
                                   ----      ----         ----        ----


Distributable Income

  Allocable to Principal ...... $  182.5   $  227.0     $  596.8   $  304.5

  Allocable to Interest  ......     10.5       18.3         37.4       21.2
                                --------   --------     --------   --------

Distributable Income .......... $  193.0   $  245.3     $  634.2   $  325.7
                                ========   ========     ========   ========


Income Distributed ............ $  193.0   $  245.3     $  634.2   $  325.7
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

                                                             Exhibit 20.4
                                                             Page 1 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)




                                                    Sept. 30,    Dec. 31,

                                                      1994         1993

                                                    --------     --------

ASSETS

Receivables (Note 2) ........................       $1,491.7     $2,438.8
                                                    --------     --------


TOTAL ASSETS ................................       $1,491.7     $2,438.8
                                                    ========     ========




LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ..........................       $1,420.6     $2,357.4


Asset-Backed Certificates (Equity) ..........           71.1         81.4
                                                    --------     --------

TOTAL LIABILITIES AND EQUITY ................       $1,491.7     $2,438.8
                                                    ========     ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.4
                                                             Page 2 of 4

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)



                                                Period Ended September 30
                                               Third  Quarter   Nine Months
                                               --------------   -----------
                                                    1994           1994
                                                    ----           ----


Distributable Income

  Allocable to Principal ......................   $  238.8       $  947.1

  Allocable to Interest  ......................       17.9           62.6
                                                   --------      --------
Distributable Income ..........................   $  256.7       $1,009.7
                                                  ========       ========

Income Distributed ............................   $  256.7       $1,009.7
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