Form 10-K
CAPITAL AUTO RECEIVABLES INC
filed 1995-03-29
CIK 893958

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                     FORM 10-K


(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1994, OR

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

                                  PART I.

ITEM 1.  BUSINESS


      Each Capital Auto Receivables Asset Trust, (each a "Trust") was formed pursuant to a Trust Agreement, between Capital Auto Receivables, Inc. (CARI) (the "Seller") and Bankers Trust (Delaware), as Owner Trustee of the related Trust. The Trusts have issued Asset-Backed Notes (the "Notes"). The Notes are issued and secured pursuant to Indentures, between the related Trust and The First National Bank of Chicago as Indenture Trustee. Each Trust has also issued Asset-Backed Certificates.






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

                                PART II.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Each of the Trusts was formed pursuant to a trust agreement between Capital Auto Receivables, Inc. (CARI) (the "Seller") and Bankers Trust (Delaware), as Owner Trustee, and issued the following Asset-Backed Notes and Certificates. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided interests in each of the Trusts. Each Trust's property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby and certain other property.


                                   Retail
                                   Finance
               Date of Sale        Receivables
               and Servicing       Aggregate      Asset-Backed   Asset-Backed
Trust          Agreement           Amount            Notes       Certificates
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

                          ____________________

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                          CROSS REFERENCE SHEET


Exhibit No.                    Caption                               Page
-----------   -------------------------------------------------     ------


    --        Capital Auto Receivables Asset Trust 1992-1,
              Independent Auditors' Report, Financial Statements     II-3
              and Selected Quarterly Data for the Year Ended
              December 31, 1994.


    --        Capital Auto Receivables Asset Trust 1993-1,
              Independent Auditors' Report, Financial Statements     II-9
              and Selected Quarterly Data for the Year Ended
              December 31, 1994.


    --        Capital Auto Receivables Asset Trust 1993-2,
              Independent Auditors' Report, Financial Statements     II-15
              and Selected Quarterly Data for the Year Ended
              December 31, 1994.


    --        Capital Auto Receivables Asset Trust 1993-3,
              Independent Auditors' Report, Financial Statements     II-21
              and Selected Quarterly Data for the Year Ended
              December 31, 1994.

   27.        Financial Data Schedule (for SEC electronic filing
              purposes only).                                          --


                          _____________________

INDEPENDENT AUDITORS' REPORT


                                                          March 10, 1995


The Capital Auto Receivables Asset Trust 1992-1, its Noteholders and Certificateholders, Capital Auto Receivables, Inc., Bankers Trust
(Delaware), Owner Trustee, and The First National Bank of Chicago, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 1992-1 as of
December 31, 1994 and 1993, and the related Statement of Distributable Income for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Capital Auto
Receivables Asset Trust 1992-1 at December 31, 1994 and 1993, and its distributable income and distributions for the years then ended, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)



                                              December 31,
                                          -------------------
                                           1994        1993
                                          -------     -------
ASSETS                                       $           $

Receivables (Note 2) ...................    252.5       759.3
                                          -------     -------

TOTAL ASSETS ...........................    252.5       759.3
                                          =======     =======


LIABILITIES AND EQUITY (Notes 2 and 3)

Asset-Backed Notes .....................    220.6       709.7


Asset-Backed Certificates (Equity) .....     31.9        49.6
                                          -------     -------

TOTAL LIABILITIES AND EQUITY............    252.5       759.3
                                          =======     =======


Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the years ended December 31, 1994 and 1993
(in millions of dollars)



                                                  1994       1993
                                                --------   --------
                                                    $          $
Distributable Income

  Allocable to Principal ......................    506.8      847.8

  Allocable to Interest  ......................     27.1       53.3
                                                --------   --------
Distributable Income ..........................    533.9      901.1
                                                ========   ========


Income Distributed ............................    533.9      901.1
                                                ========   ========



Reference should be made to the Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 1992-1 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to noteholders and certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (CARI) (the "Seller").


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


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest and principal (including prepayments) on the Notes are made on the fifteenth day of March, June, September and December or, if any such day is not a Business Day, on the next succeeding Business Day, commencing March 15, 1993 (each, a "Payment Date"). Principal of the Notes will be payable on each Payment Date in an amount equal to the sum of the Noteholders' Principal Distributable Amounts for each of the three Monthly Periods preceding such Payment Date, to the extent of funds available therefor. Payments of principal on the Notes are made (i) on the Class A-1 Notes until they are paid in full, (ii) then on the Class A-2 Notes until they are paid in full and (iii) then on the Class A-3 Notes until they are paid in full. The principal balance of the Class A-1 Notes was paid in full on September 15, 1993, the principal balance of the Class A-2 Notes was paid in full on December 15, 1994 and the then-unpaid principal balance of the Class A-3 Notes will be payable on December 15, 1997. The final scheduled Distribution Date for the Certificates will be December 15, 1997.

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

The Class A-2 Notes received a floating rate of interest from December 17, 1992 through December 14, 1994 at a weighted average rate of 3.7394%.

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





                       __________________________

CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1 (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)



1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        160.9        8.5       169.4

Second quarter .....................        140.9        7.5       148.4

Third quarter ......................        113.3        6.2       119.5

Fourth quarter .....................         91.7        4.9        96.6
                                        ---------   --------       -----
     Total .........................        506.8       27.1       533.9
                                        =========   ========       =====


1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        225.4       16.7       242.1

Second quarter .....................        226.9       14.3       241.2

Third quarter ......................        210.0       12.3       222.3

Fourth quarter .....................        185.5       10.0       195.5
                                        ---------   --------       -----
     Total .........................        847.8       53.3       901.1
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                          March 10, 1995


The Capital Auto Receivables Asset Trust 1993-1, its Noteholders and Certificateholders, Capital Auto Receivables, Inc., Bankers Trust
(Delaware), Owner Trustee, and The First National Bank of Chicago, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 1993-1 as of
December 31, 1994 and 1993, and the related Statement of Distributable Income for the year ended December 31, 1994 and the period February 11, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Capital Auto Receivables Asset Trust 1993-1 at December 31, 1994 and 1993, and its distributable income and distributions for the year ended December 31, 1994 and the period February 11, 1993 (inception) through December 31, 1993, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)






                                             December 31,
                                          -------------------
                                           1994        1993
                                          -------     -------
ASSETS                                       $           $

Receivables (Note 2) ...................    711.1     1,660.8
                                          -------     -------

TOTAL ASSETS ...........................    711.1     1,660.8
                                          =======     =======


LIABILITIES AND EQUITY (Notes 2 and 3)

Asset-Backed Notes .....................    647.9     1,565.8

Asset-Backed Certificates (Equity) .....     63.2        95.0
                                          -------     -------

TOTAL LIABILITIES AND EQUITY............    711.1     1,660.8
                                          =======     =======



Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the year ended December 31, 1994 and the period February 11, 1993 (inception) through December 31, 1993
(in millions of dollars)


                                                  1994       1993
                                                --------   --------
                                                    $          $
Distributable Income

  Allocable to Principal ......................    949.7    1,252.1

  Allocable to Interest  ......................     58.5       72.5
                                                --------   --------
Distributable Income ..........................  1,008.2    1,324.6
                                                ========   ========


Income Distributed ............................  1,008.2    1,324.6
                                                ========   ========

Reference should be made to the Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 1993-1 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to noteholders and certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (CARI) (the "Seller").

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

The principal balance of the Class A-1 Notes was paid in full on May 17, 1993; the principal balance of the Class A-2 Notes was paid in full on August 16, 1993; the principal balance of the Class A-3 Notes and the Class A-4 Notes were paid in full on November 15, 1993; the principal balance of the Class A-5 Notes was paid in full on February 15, 1995; and the then-unpaid principal balance of the Class A-6 Notes and the Class A-7 Notes will be payable on February 17, 1998. Payment of principal to the Certificateholders in respect of the Certificate Balance was initiated in 1993, subsequent to the full payment of the Class A-1, Class A-2, Class A-3, and Class A-4 Notes. On each Distribution Date, the Certificateholders receive an amount equal to the Certificateholders' Principal Distributable Amount for the Monthly Period preceding such Distribution Date, to the extent of funds available therefor. The final scheduled Distribution Date for the Certificates is February 17, 1998.

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

The Class A-5 Notes receive a floating rate of interest which is reset for
each Payment Date to be equal to LIBOR plus 0.15%   The Class A-5 Notes
received interest at a weighted average rate of 3.7069% from February 11, 1993 through November 14, 1994.

The Class A-6 Notes bear interest at the rate of 4.90% per annum. The Class A-7 Notes bear interest at the rate of 5.35% per annum. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 5.85% per annum on the outstanding Certificate Balance.


NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENT AND RISK MANAGEMENT

The Trust was a party to an interest rate cap, which matured in February 1995. The interest rate cap required payments to the Trust from the counterparty in the event the three-month London Interbank Offering Rate (LIBOR) exceeded 10%. These payments would have offset increased interest expense on the Asset-Backed Notes. No payments were received in connection with the derivative in 1994 or 1993.

Credit risk of the instrument was limited to payments due from the counterparty and was mitigated through the use of a financially sound counterparty. If the counterparty had defaulted, the cost, if the positions were replaced at market rates in effect at December 31, 1994 and 1993, would have been $5,000 and $0, respectively. Market risk of the derivative was inherently limited, since market variations offset the underlying Asset-Backed Notes.

The notional amounts of the interest rate cap approximated the outstanding balance in the Class A-5 Notes and was $133.8 million and $1,051.8 million at December 31, 1994 and 1993, respectively.


NOTE 5.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by the acceptance of a Note or Certificate, agrees to treat the Notes as indebtedness and the Certificates as equity interests in the Trust for federal, state and local income and franchise tax purposes.

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1 (concluded)

SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)




1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------      -------
                                            $           $           $

First quarter .....................         287.0       17.7        304.7

Second quarter .....................        253.3       14.9        268.2

Third quarter ......................        217.2       14.3        231.5

Fourth quarter .....................        192.2       11.6        203.8
                                        ---------   --------      -------
     Total .........................        949.7       58.5      1,008.2
                                        =========   ========      =======



1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------      -------
                                            $           $           $

First quarter .....................           0.0        1.0          1.0

Second quarter .....................        523.8       28.8        552.6

Third quarter ......................        391.3       22.9        414.2

Fourth quarter .....................        337.0       19.8        356.8
                                        ---------   --------      -------
     Total .........................      1,252.1       72.5      1,324.6
                                        =========   ========      =======

INDEPENDENT AUDITORS' REPORT


                                                          March 10, 1995


The Capital Auto Receivables Asset Trust 1993-2, its Noteholders and Certificateholders, Capital Auto Receivables, Inc., Bankers Trust
(Delaware), Owner Trustee, and The First National Bank of Chicago, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 1993-2 as of
December 31, 1994 and 1993, and the related Statement of Distributable Income for the year ended December 31, 1994 and the period June 2, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Capital Auto Receivables Asset Trust 1993-2 at December 31, 1994 and 1993, and its distributable income and distributions for the year ended December 31, 1994 and the period June 2, 1993 (inception) through December 31, 1993, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)


                                                            December 31,
                                                         ------------------
                                                          1994       1993
                                                         -------    -------
ASSETS                                                       $          $

Receivables (Note 2).................................      662.0    1,423.2
                                                         -------    -------


TOTAL ASSETS ........................................      662.0    1,423.2
                                                         =======    =======



LIABILITIES AND EQUITY (Notes 2 and 3)

Asset-Backed Notes ..................................      617.7    1,364.6



Asset-Backed Certificates (Equity) ..................       44.3       58.6
                                                         -------    -------

TOTAL LIABILITIES AND EQUITY.........................      662.0    1,423.2
                                                         =======    =======





Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the year ended December 31, 1994 and the period June 2, 1993
(inception) through December 31, 1993
(in millions of dollars)


                                                   1994       1993
                                                --------   --------
                                                    $          $
Distributable Income

  Allocable to Principal ......................    761.2      529.4

  Allocable to Interest  ......................     46.0       37.4
                                                --------   --------
Distributable Income ..........................    807.2      566.8
                                                ========   ========


Income Distributed ............................    807.2      566.8
                                                ========   ========

Reference should be made to the Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 1993-2 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to noteholders and certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (CARI) (the "Seller").


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



                       __________________________

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2 (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)



1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------      -------
                                            $           $            $

First quarter .....................         213.8       14.4        228.2

Second quarter .....................        200.5       12.5        213.0

Third quarter ......................        182.5       10.5        193.0

Fourth quarter .....................        164.4        8.6        173.0
                                        ---------   --------      -------
     Total .........................        761.2       46.0        807.2
                                        =========   ========      =======


1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------      -------
                                             $          $            $

Second quarter .....................         77.5        2.9         80.4

Third quarter ......................        227.0       18.3        245.3

Fourth quarter .....................        224.9       16.2        241.1
                                        ---------   --------      -------
     Total .........................        529.4       37.4        566.8
                                        =========   ========      =======

INDEPENDENT AUDITORS' REPORT


                                                          March 10, 1995


The Capital Auto Receivables Asset Trust 1993-3, its Noteholders and Certificateholders, Capital Auto Receivables, Inc., Bankers Trust
(Delaware), Owner Trustee, and The First National Bank of Chicago, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 1993-3 as of
December 31, 1994 and 1993, and the related Statement of Distributable Income for the year ended December 31, 1994 and the period October 21, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Capital Auto Receivables Asset Trust 1993-3 at December 31, 1994 and 1993, and its distributable income and distributions for the year ended December 31, 1994 and the period October 21, 1993 (inception) through December 31, 1993, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)




                                             December 31,
                                          -------------------
                                           1994        1993
                                          -------     -------
ASSETS                                       $           $

Receivables (Note 2) ...................  1,278.7     2,438.7
                                          -------     -------

TOTAL ASSETS ...........................  1,278.7     2,438.7
                                          =======     =======


LIABILITIES AND EQUITY (Notes 2 and 3)

Asset-Backed Notes .....................  1,212.4     2,357.3


Asset-Backed Certificates (Equity) .....     66.3        81.4
                                          -------     -------

TOTAL LIABILITIES AND EQUITY............  1,278.7     2,438.7
                                          =======     =======



Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the year ended December 31, 1994 and the period October 21, 1993 (inception) through December 31, 1993
(in millions of dollars)


                                                   1994       1993
                                                --------   --------
                                                    $          $
Distributable Income

  Allocable to Principal ......................  1,160.0       66.2

  Allocable to Interest  ......................     78.5        5.4
                                                --------   --------
Distributable Income ..........................  1,238.5       71.6
                                                ========   ========


Income Distributed ............................  1,238.5       71.6
                                                ========   ========

Reference should be made to the Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 1993-3 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to noteholders and certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (CARI) (the "Seller").

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

NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The principal balance of the Class A-1 Notes was paid in full on November 15, 1994; the principal balance of the Class A-2 Notes was paid in full on January 18, 1994; the principal balance of the Class A-3 Notes and the Class A-4 Notes were paid in full on April 15, 1994; the then-unpaid principal balance of the Class A-5 Notes will be payable on October 16, 1995; and the then-unpaid principal balance of the Class A-6 Notes will be payable on October 15, 1998. On each Distribution Date on and after the date on which the Class A-2 Notes, the Class A-3 Notes and the Class A-4 Notes were paid (or provided for) in full, Certificateholders received, in respect of the certificate balance, an amount equal to the Certificateholders' Principal Distributable Amount for the Monthly Period preceding such Distribution Date, to the extent of funds available therefor. The final scheduled Distribution Date for the Certificates will be October 15, 1998.

Interest on the outstanding principal amount of the Notes accrues from October 21, 1993 or, from the most recent Distribution Date or Payment Date, as applicable, on which interest has been paid to but excluding the following Payment Date. The Class A-1 Notes received interest at the rate of 3.30% per annum. The Class A-2 Notes received interest at the rate of 3.25% per annum. The Class A-3 Notes received interest at the rate of 3.25% per annum. The Class A-4 Notes received interest at the rate of 3.30% per annum.

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

CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3 (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)




1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------      -------
                                            $           $            $

First quarter .....................         303.1       23.4        326.5

Second quarter .....................        405.1       21.3        426.4

Third quarter ......................        238.8       17.9        256.7

Fourth quarter .....................        213.0       15.9        228.9
                                        ---------   --------      -------
     Total .........................      1,160.0       78.5      1,238.5
                                        =========   ========      =======


1993 Quarter                            Principal   Interest       Total
------------------------------------    ---------   --------      -------
                                            $           $            $

Fourth quarter .....................        66.2         5.4         71.6
                                        =========   ========      =======

                                PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K


(a)  (1)  FINANCIAL STATEMENTS.

               Included in Part II, Item 8, of Form 10-K.


(a)  (2)  FINANCIAL STATEMENT SCHEDULES.

          All schedules have been omitted because they are not applicable or because the information called for is shown in the financial statements or notes thereto.

(a)  (3)  EXHIBITS (Included in Part II of this report).

      -- Capital Auto Receivables Asset Trust 1992-1 Financial Statements for the Year Ended December 31, 1994.

      -- Capital Auto Receivables Asset Trust 1993-1 Financial Statements for the Year Ended December 31, 1994.

      -- Capital Auto Receivables Asset Trust 1993-2 Financial Statements for the Year Ended December 31, 1994.

      -- Capital Auto Receivables Asset Trust 1993-3 Financial Statements for the Year Ended December 31, 1994.

      27.    Financial Data Schedule (for SEC electronic filing purposes only).



(b)       REPORTS ON FORM 8-K.

          No current reports on Form 8-K have been filed by any of the above-mentioned Owner Trusts during the fourth quarter ended December 31, 1994.

ITEMS 2, 3, 4, 5, 6, 9, 10, 11, 12 and 13 are not applicable and have been omitted.

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




                          s\       Louis Bodi
                          ---------------------------------
                          (Louis Bodi, Assistant Vice President)



Date: March 29, 1995
      --------------