Form 10-Q
period 1995-03-31
CAPITAL AUTO RECEIVABLES INC
filed 1995-05-12
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                FORM 10-Q

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995, OR


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



ITEM 1. FINANCIAL STATEMENTS


        1.  Statement of Assets and Liabilities, March 31, 1995,
            December 31, 1994 and March 31, 1994.

       2. Statement of Distributable Income for the Three Months Ended March 31, 1995 and 1994.

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


                                  Retail
                                  Finance
                 Date of Sale   Receivables
                and Servicing    Aggregate     Asset-Backed      Asset-Backed
   Trust          Agreement       Amount           Notes         Certificates
- ----------   -----------------   ---------   ----------------    ------------
                                 (millions)    (millions)         (millions)
Capital      December 17, 1992   $1,607.1    Class A-1 $  657.7    $  56.2
Auto                                         Class A-2    641.6
Receivables                                  Class A-3    251.6
Asset Trust
1992-1

Capital      February 11, 1993   $2,912.9    Class A-1 $  322.0    $ 101.9
Auto                                         Class A-2    225.0
Receivables                                  Class A-3    125.0
Asset Trust                                  Class A-4    478.0
1993-1                                       Class A-5  1,147.0
                                             Class A-6    318.0
                                             Class A-7    196.0

Capital      June 2, 1993        $2,009.3    Class A-1 $  750.0    $  58.6
Auto                                         Class A-2    100.0
Receivables                                  Class A-3    641.0
Asset Trust                                  Class A-4    403.0
1993-2

Capital      October 21, 1993    $2,504.9    Class A-1 $  430.0    $  81.4
Auto                                         Class A-2     59.0
Receivables                                  Class A-3     63.0
Asset Trust                                  Class A-4    210.0
1993-3                                       Class A-5    484.3
                                             Class A-6  1,177.2    (Private
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

                          ____________________

                      PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

              20.1 Capital Auto Receivables Asset Trust 1992-1 Financial Statements for the Three Months Ended March 31, 1995 and 1994.

              20.2 Capital Auto Receivables Asset Trust 1993-1 Financial Statements for the Three Months Ended March 31, 1995 and 1994.

             20.3 Capital Auto Receivables Asset Trust 1993-2 Financial Statements for the Three Months Ended March 31, 1995 and 1994.

            20.4 Capital Auto Receivables Asset Trust 1993-3 Financial
                 Statements for the Three Months Ended March 31, 1995 and
                 1994.

        (b)    Reports on Form 8-K

           No Current Reports on Form 8-K have been filed by any of the abovementioned Owner Trusts during the quarter ended March 31, 1995.









                          _____________________

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



                                 s\
                                 ---------------------------------
                                          (Kevin Healey,
                                      Assistant Vice President)

Date: May 13, 1995
      ------------

                                                             Exhibit 20.1
                                                             Page 1 of 4


               CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

               STATEMENT OF ASSETS, LIABILITIES AND EQUITY



                                              Mar. 31,  Dec. 31,   Mar. 31,
                                               1995       1994       1994
                                             --------   --------   --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $  184.4   $  252.5   $  598.4
                                             --------   --------   --------

TOTAL ASSETS ..............................  $  184.4   $  252.5   $  598.4
                                             ========   ========   ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  154.9   $  220.6  $  554.4


Asset-Backed Certificates (Equity) ........      29.5       31.9      44.0
                                             --------   --------  --------

TOTAL LIABILITIES AND EQUITY ..............  $  184.4   $  252.5  $  598.4
                                             ========   ========  ========



Reference should be made to the Notes to Financial Statements.





































                                                             Exhibit 20.1
                                                             Page 2 of 4


               CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

                   STATEMENT OF DISTRIBUTABLE INCOME





                                                      Three Months Ended

                                                           March 31,
                                                      ------------------
                                                       1995        1994
                                                       ----        ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................   $   68.1   $  160.9

  Allocable to Interest  .........................        3.7        8.5
                                                     --------   --------
Distributable Income .............................   $   71.8   $  169.4
                                                     ========   ========


Income Distributed ...............................   $   71.8   $  169.4
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












































                                                             Exhibit 20.2
                                                             Page 1 of 4


               CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

               STATEMENT OF ASSETS, LIABILITIES AND EQUITY




                                             Mar. 31,   Dec. 31,    Mar 31,
                                               1995       1994       1994
                                             -------    --------   --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $  557.8   $  711.1   $1,373.8
                                             --------   --------   --------

TOTAL ASSETS ..............................  $  557.8   $  711.1   $1,373.8
                                              ========  ========   ========




LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  499.6   $  647.9  $1,288.4


Asset-Backed Certificates (Equity) ........      58.2       63.2      85.4
                                             --------   --------  --------

TOTAL LIABILITIES AND EQUITY ..............  $  557.8   $  711.1  $1,373.8
                                             ========   ========  ========



Reference should be made to the Notes to Financial Statements.


































                                                             Exhibit 20.2
                                                             Page 2 of 4


               CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

                   STATEMENT OF DISTRIBUTABLE INCOME




                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
                                                   (in millions of dollars)

                                                       1995       1994
                                                       ----       ----
Distributable Income

  Allocable to Principal .........................   $  153.3   $  287.0

  Allocable to Interest  .........................        9.4       17.7
                                                     --------   --------
Distributable Income .............................   $  162.7   $  304.7
                                                     ========   ========


Income Distributed ...............................   $  162.7   $  304.7
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

The principal balance of the Class A-1 Notes was paid in full on May 17, 1993; the principal balance of the Class A-2 Notes was paid in full on August 16, 1993; the principal balance of the Class A-3 Notes and the Class A-4 Notes was paid in full on November 15, 1993; the principal balance of the Class A-5 Notes was paid in full on February 15, 1995; and the then-unpaid principal balance of the Class A-6 Notes and the Class A-7 Notes will be payable on February 17, 1998. Payment of principal to the Certificateholders in respect of the Certificate Balance was initiated in 1993, subsequent to the full payment of the Class A-1, Class A-2, Class A-3 and Class A-4 Notes. On each Distribution Date, the Certificateholders receive an amount equal to the Certificateholders' Principal Distributable Amount for the Monthly Period preceding such Distribution Date, to the extent of funds available therefor. The final scheduled Distribution Date for the Certificates is February 17, 1998.













                                                             Exhibit 20.2
                                                             Page 4 of 4


              CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

              NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)


Interest on the outstanding principal amount of the Notes accrues from February 11, 1993 or, from the most recent Payment Date on which interest has been paid to but excluding the following Payment Date. The Class A-1 Notes received interest at the rate of 3.1875% per annum. The Class A-2 Notes received interest at the rate of 3.3125% per annum. The Class A-3 Notes received interest at the rate of 3.4375% per annum. The Class A-4 Notes received a floating rate of interest from February 11 through November 14, 1993 at a weighted average rate of 3.2657%. The Class A-5 Notes received a floating rate of interest from February 11, 1993 through February 15, 1995 at a weighted average rate of 3.7553%.

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








































                                                             Exhibit 20.3
                                                             Page 1 of 4


               CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

               STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                             Mar. 31,   Dec. 31,    Mar 31,
                                               1995       1994       1994
                                             -------    --------   --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $  514.2   $  662.0   $1,209.3
                                             --------   --------   --------

TOTAL ASSETS ..............................  $  514.2   $  662.0   $1,209.3
                                             ========   ========   ========





LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  474.3   $  617.7  $1,150.7


Asset-Backed Certificates (Equity) ........      39.9       44.3      58.6
                                             --------   --------  --------

TOTAL LIABILITIES AND EQUITY ..............  $  514.2   $  662.0  $1,209.3
                                             ========   ========  ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.3
                                                             Page 2 of 4


               CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

                   STATEMENT OF DISTRIBUTABLE INCOME





                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
                                                        1995       1994
                                                        ----       ----
                                                    (in millions of dollars)
Distributable Income

  Allocable to Principal .........................   $  147.8   $  213.9

  Allocable to Interest  .........................        7.0       14.3
                                                     --------   --------
Distributable Income .............................   $  154.8   $  228.2
                                                     ========   ========


Income Distributed ...............................   $  154.8   $  228.2
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





































                                                             Exhibit 20.4
                                                             Page 1 of 4


              CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

              STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                             Mar. 31,   Dec. 31,    Mar 31,
                                               1995       1994       1994
                                             -------    --------   --------
                                                (in millions of dollars)

ASSETS

Receivables (Note 2) ......................  $1,212.9   $1,278.7   $2,135.6
                                             --------   --------   --------

TOTAL ASSETS ..............................  $1,212.9   $1,278.7   $2,135.6
                                             ========   ========   ========




LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $1,152.6   $1,212.4  $2,054.2


Asset-Backed Certificates (Equity) ........      60.3       66.3      81.4
                                             --------   --------  --------

TOTAL LIABILITIES AND EQUITY ..............  $1,212.9   $1,278.7  $2,135.6
                                             ========   ========  ========



Reference should be made to the Notes to Financial Statements.

































                                                             Exhibit 20.4
                                                             Page 2 of 4


              CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                  STATEMENT OF DISTRIBUTABLE INCOME



                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       1995       1994
                                                       ----       ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................   $   65.8   $  303.2

  Allocable to Interest  .........................       14.4       23.4
                                                     --------   --------
Distributable Income .............................   $   80.2   $  326.6
                                                     ========   ========


Income Distributed ...............................   $   80.2   $  326.6
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

























                                                             Exhibit 20.4
                                                             Page 4 of 4


              CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

              NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The principal balance of the Class A-1 Notes was paid in full on November 15, 1994; the principal balance of the Class A-2 Notes was paid in full on January 18, 1994; the principal balance of the Class A-3 Notes and the Class A-4 Notes was paid in full on April 15, 1994; the principal balance of the Class A-5 Notes was paid in full on January 17, 1995; and the then-unpaid principal balance of the Class A-6 Notes will be payable on October 15, 1998. On each Distribution Date on and after the date on which the Class A-2 Notes, the Class A-3 Notes and the Class A-4 Notes were paid (or provided for) in full, Certificateholders received, in respect of the certificate balance, an amount equal to the Certificateholders' Principal Distributable Amount for the Monthly Period preceding such Distribution Date, to the extent of funds available therefor. The final scheduled Distribution Date for the Certificates will be October 15, 1998.

Interest on the outstanding principal amount of the Notes accrues from October 21, 1993 or, from the most recent Distribution Date or Payment Date, as applicable, on which interest has been paid to but excluding the following Payment Date. The Class A-1 Notes received interest at the rate of 3.30 per annum. The Class A-2 Notes received interest at the rate of 3.25% per annum. The Class A-3 Notes received interest at the rate of 3.25% per annum. The Class A-4 Notes received interest at the rate of 3.30% per annum. The Class A-5 Notes received interest at the rate of 3.65% per annum.

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