Form 10-Q
period 1995-06-30
CAPITAL AUTO RECEIVABLES INC
filed 1995-08-14
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                FORM 10-Q

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995, OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



      CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1          33-49169
      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1          33-49307
      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2          33-49307
      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3          33-49307
      -------------------------------------------       ---------------
            (Exact name of registrants as               Commission file
             specified in its charter)                      number




A Delaware Business Trust                             13-3284790
--------------------------------                  ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


c/o Bankers Trust (Delaware)
1001 Jefferson, Suite 550,
Wilmington, Delaware                                19801
----------------------------------------          ----------
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



ITEM 1. FINANCIAL STATEMENTS


       1.  Statement of Assets and Liabilities, June 30, 1995,
            December 31, 1994 and June 30, 1994.

       2. Statement of Distributable Income for the Six Months Ended June 30, 1995 and 1994.

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

                          ____________________

                      PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

              20.1 Capital Auto Receivables Asset Trust 1992-1 Financial Statements for the Six Months Ended June 30, 1995 and 1994.

              20.2 Capital Auto Receivables Asset Trust 1993-1 Financial Statements for the Six Months Ended June 30, 1995 and 1994.

              20.3 Capital Auto Receivables Asset Trust 1993-2 Financial Statements for the Six Months Ended June 30, 1995 and 1994.

            20.4 Capital Auto Receivables Asset Trust 1993-3 Financial
                 Statements for the Six Months Ended June 30, 1995 and
                 1994.

        (b)    Reports on Form 8-K

           No Current Reports on Form 8-K have been filed by any of the aforementioned Owner Trusts during the quarter ended June 30, 1995.









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



                                 s/ Kevin Healey
                                 ---------------------------------
                                          (Kevin Healey,
                                      Assistant Vice President)

Date: August 14, 1995
      ---------------

                                                             Exhibit 20.1
                                                             Page 1 of 4


               CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

               STATEMENT OF ASSETS, LIABILITIES AND EQUITY



                                             June 30,   Dec. 31,   June 30,
                                               1995       1994       1994
                                             --------   --------   --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $  131.1   $  252.5   $  457.4
                                             --------   --------   --------

TOTAL ASSETS ..............................  $  131.1   $  252.5   $  457.4
                                             ========   ========   ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  103.5   $  220.6   $  418.4


Asset-Backed Certificates (Equity) ........      27.6       31.9       39.0
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ..............  $  131.1   $  252.5   $  457.4
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.1
                                                             Page 2 of 4


               CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

                   STATEMENT OF DISTRIBUTABLE INCOME






                                             Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------        --------------
                                      1995      1994        1995      1994
                                      ----      ----        ----      ----
                                           (in millions of dollars)


Distributable Income

  Allocable to Principal ......... $   53.3  $  140.9    $  121.4  $  301.9

  Allocable to Interest  .........      2.7       7.5         6.4      16.0
                                   --------  --------    --------  --------
Distributable Income ............. $   56.0  $  148.4    $  127.8  $  317.9
                                   ========  ========    ========  ========

Income Distributed ............... $   56.0  $  148.4    $  127.8  $  317.9
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

                                                             Exhibit 20.2
                                                             Page 1 of 4


               CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

               STATEMENT OF ASSETS, LIABILITIES AND EQUITY




                                             June 30,   Dec. 31,   June 30,
                                               1995       1994       1994
                                             -------    --------   --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $  428.2   $  711.1   $1,120.5
                                             --------   --------   --------

TOTAL ASSETS ..............................  $  428.2   $  711.1   $1,120.5
                                              ========  ========   ========




LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  374.4   $  647.9   $1,043.7


Asset-Backed Certificates (Equity) ........      53.8       63.2       76.8
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ..............  $  428.2   $  711.1   $1,120.5
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.2
                                                             Page 2 of 4


               CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

                   STATEMENT OF DISTRIBUTABLE INCOME



                                             Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------        --------------
                                      1995      1994        1995      1994
                                      ----      ----        ----      ----
                                            (in millions of dollars)


Distributable Income

  Allocable to Principal ......... $  129.6  $  253.3    $  282.9  $  540.3

  Allocable to Interest  .........      7.2      14.9        16.6      32.6
                                   --------  --------    --------  --------
Distributable Income ............. $  136.8  $  268.2    $  299.5  $  572.9
                                   ========  ========    ========  ========

Income Distributed ............... $  136.8  $  268.2    $  299.5  $  572.9
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

                                                             Exhibit 20.3
                                                             Page 1 of 4


               CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

               STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                             June 30,   Dec. 31,   June 30,
                                               1995       1994       1994
                                             -------    --------   --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $  374.9   $  662.0   $1,008.9
                                             --------   --------   --------

TOTAL ASSETS ..............................  $  374.9   $  662.0   $1,008.9
                                             ========   ========   ========




LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  339.2   $  617.7   $  954.2


Asset-Backed Certificates (Equity) ........      35.7       44.3       54.7
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ..............  $  374.9   $  662.0   $1,008.9
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.3
                                                             Page 2 of 4


               CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

                    STATEMENT OF DISTRIBUTABLE INCOME





                                             Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------        --------------
                                      1995      1994        1995      1994
                                      ----      ----        ----      ----
                                            (in millions of dollars)


Distributable Income

  Allocable to Principal ......... $  139.3  $  200.5    $  287.1  $  414.3

  Allocable to Interest  .........      5.4      12.5        12.4      26.9
                                   --------  --------    --------  --------
Distributable Income ............. $  144.7  $  213.0    $  299.5  $  441.2
                                   ========  ========    ========  ========

Income Distributed ............... $  144.7  $  213.0    $  299.5  $  441.2
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


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest and principal (including prepayments) on the Notes are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing June 15, 1993 (each, a "Distribution Date"). Principal of the Notes is payable on each Distribution Date in an amount equal to the sum of the Noteholders' Principal Distributable Amounts for the related Monthly Period to the extent of funds available therefor. Payments of principal on the Notes are payable by class in the priorities set forth in the Indenture (previously filed by Form 8-K). The principal balance of the Class A-1 Notes was paid in full on April 15, 1994; the principal balance of the Class A-2 Notes was paid in full on May 16, 1994; the principal balance of the Class A-3 Notes was paid in full on May 15, 1995 and the then-unpaid principal balance of the Class A-4 Notes will be payable on May 15, 1997.

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

The Class A-1 Notes received interest at the rate of 3.35% per annum. The Class A-2 Notes received interest at the rate of 3.71% per annum. The Class A-3 Notes received interest at the rate of 4.20% per annum.

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

                                                             Exhibit 20.4
                                                             Page 1 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                             June 30,   Dec. 31,   June 30,
                                               1995       1994       1994
                                             -------    --------   --------
                                                (in millions of dollars)

ASSETS

Receivables (Note 2) ......................  $1,025.9   $1,278.7   $1,730.5
                                             --------   --------   --------

TOTAL ASSETS ..............................  $1,025.9   $1,278.7   $1,730.5
                                             ========   ========   ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  971.4   $1,212.4   $1,654.9


Asset-Backed Certificates (Equity) ........      54.5       66.3       75.6
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ..............  $1,025.9   $1,278.7   $1,730.5
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.4
                                                             Page 2 of 4


CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

STATEMENT OF DISTRIBUTABLE INCOME




                                             Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------        --------------
                                      1995      1994        1995      1994
                                      ----      ----        ----      ----
                                             (in millions of dollars)


Distributable Income

  Allocable to Principal ......... $  187.0  $  405.1    $  252.8  $  708.3

  Allocable to Interest  .........     13.9      21.3        28.3      44.7
                                   --------  --------    --------  --------
Distributable Income ............. $  200.9  $  426.4    $  281.1  $  753.0
                                   ========  ========    ========  ========

Income Distributed ............... $  200.9  $  426.4    $  281.1  $  753.0
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