Form 10-Q
period 1995-09-30
CAPITAL AUTO RECEIVABLES INC
filed 1995-11-13
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995, OR


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



ITEM 1. FINANCIAL STATEMENTS


        1. Statement of Assets and Liabilities and Equity, September 30, 1995, December 31, 1994 and September 30, 1994.

        2. Statement of Distributable Income for the Nine Months Ended September 30, 1995 and 1994.

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
                                                                   Placement)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

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

                              ____________________

                            PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

              20.1 Capital Auto Receivables Asset Trust 1992-1 Financial Statements for the Nine Months Ended September 30, 1995 and 1994.

              20.2 Capital Auto Receivables Asset Trust 1993-1 Financial Statements for the Nine Months Ended September 30, 1995 and 1994.

              20.3 Capital Auto Receivables Asset Trust 1993-2 Financial Statements for the Nine Months Ended September 30, 1995 and 1994.

              20.4 Capital Auto Receivables Asset Trust 1993-3 Financial Statements for the Nine Months Ended September 30, 1995 and 1994.

        (b)   Reports on Form 8-K

              No Current Reports on Form 8-K have been filed by any of the aforementioned Owner Trusts during the quarter ended September 30, 1995.









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



                                 s\ Kevin Healey
                                 ----------------------------------------
                                 (Kevin Healey, Assistant Vice President)

Date: November 13, 1995
      -----------------

                                                             Exhibit 20.1
                                                             Page 1 of 4


                 CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY



                                             Sept. 30,   Dec. 31,  Sept. 30,
                                               1995       1994       1994
                                             --------   --------   --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $   92.2   $  252.5   $  344.2
                                             --------   --------   --------

TOTAL ASSETS ..............................  $   92.2   $  252.5   $  344.2
                                             ========   ========   ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $   65.9   $  220.6   $  309.1


Asset-Backed Certificates (Equity) ........      26.3       31.9       35.1
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ..............  $   92.2   $  252.5   $  344.2
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.






















                                                             Exhibit 20.1
                                                             Page 2 of 4


                      CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

                      STATEMENT OF DISTRIBUTABLE INCOME






                                             Period Ended Sept. 30
                                      Third Quarter          Nine Months
                                      --------------        --------------
                                      1995      1994        1995      1994
                                      ----      ----        ----      ----
                                            (in millions of dollars)

Distributable Income

  Allocable to Principal ......... $   38.9  $  113.2    $  160.3  $  415.1

  Allocable to Interest  .........      1.8       6.2         8.2      22.2
                                   --------  --------    --------  --------
Distributable Income ............. $   40.7  $  119.4    $  168.5  $  437.3
                                   ========  ========    ========  ========

Income Distributed ............... $   40.7  $  119.4    $  168.5  $  437.3
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






























                                                             Exhibit 20.2
                                                             Page 1 of 4


                 CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY




                                             Sept. 30,  Dec. 31,   Sept. 30,
                                               1995       1994       1994
                                             --------   --------   --------
                                                 (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $  318.5   $  711.1   $  903.3
                                             --------   --------   --------

TOTAL ASSETS ..............................  $  318.5   $  711.1   $  903.3
                                             ========   ========   ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  268.2   $  647.9   $  833.9


Asset-Backed Certificates (Equity) ........      50.3       63.2       69.4
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ..............  $  318.5   $  711.1   $  903.3
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.
























                                                             Exhibit 20.2
                                                             Page 2 of 4


                    CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

                        STATEMENT OF DISTRIBUTABLE INCOME



                                             Period Ended Sept. 30
                                      Third Quarter          Nine Months
                                      --------------        --------------
                                      1995      1994        1995      1994
                                      ----      ----        ----      ----
								        (in millions of dollars)

Distributable Income

  Allocable to Principal ......... $  109.7  $  217.2    $  392.6  $  757.5

  Allocable to Interest  .........      5.6      14.3        22.2      46.9
                                   --------  --------    --------  --------
Distributable Income ............. $  115.3  $  231.5    $  414.8  $  804.4
                                   ========  ========    ========  ========

Income Distributed ............... $  115.3  $  231.5    $  414.8  $  804.4
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



























                                                             Exhibit 20.3
                                                             Page 1 of 4


                    CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

                    STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                             Sept. 30,  Dec. 31,   Sept. 30,
                                               1995       1994       1994
                                             --------   --------   --------
                                                 (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $  249.2   $  662.0   $  826.4
                                             --------   --------   --------

TOTAL ASSETS ..............................  $  249.2   $  662.0   $  826.4
                                             ========   ========   ========




LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  217.3   $  617.7   $  777.2


Asset-Backed Certificates (Equity) ........      31.9       44.3       49.2
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ..............  $  249.2   $  662.0   $  826.4
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.





















                                                             Exhibit 20.3
                                                             Page 2 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

                       STATEMENT OF DISTRIBUTABLE INCOME





                                             Period Ended Sept. 30
                                      Third Quarter          Nine Months
                                      --------------        --------------
                                      1995      1994        1995      1994
                                      ----      ----        ----      ----
                                            (in millions of dollars)

Distributable Income

  Allocable to Principal ......... $  125.7  $  182.5    $  412.8  $  596.8

  Allocable to Interest  .........      3.9      10.5        16.3      37.4
                                   --------  --------    --------  --------
Distributable Income ............. $  129.6  $  193.0    $  429.1  $  634.2
                                   ========  ========    ========  ========

Income Distributed ............... $  129.6  $  193.0    $  429.1  $  634.2
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

























                                                             Exhibit 20.4
                                                             Page 1 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                  STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                             Sept. 30,  Dec. 31,   Sept. 30,
                                               1995       1994       1994
                                             --------   --------   --------
                                                (in millions of dollars)

ASSETS

Receivables (Note 2) ......................  $  856.8   $1,278.7   $1,491.7
                                             --------   --------   --------

TOTAL ASSETS ..............................  $  856.8   $1,278.7   $1,491.7
                                             ========   ========   ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  807.5   $1,212.4   $1,420.6


Asset-Backed Certificates (Equity) ........      49.3       66.3       71.1
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ..............  $  856.8   $1,278.7   $1,491.7
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.





















                                                             Exhibit 20.4
                                                             Page 2 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                      STATEMENT OF DISTRIBUTABLE INCOME




                                             Period Ended Sept. 30
                                      Third Quarter          Nine Months
                                      --------------        --------------
                                      1995      1994        1995      1994
                                      ----      ----        ----      ----
								        (in millions of dollars)

Distributable Income

  Allocable to Principal ......... $  169.1  $  238.8    $  421.9  $  947.1

  Allocable to Interest  .........     11.8      17.9        40.1      62.6
                                   --------  --------    --------  --------
Distributable Income ............. $  180.9  $  256.7    $  462.0  $1,009.7
                                   ========  ========    ========  ========

Income Distributed ............... $  180.9  $  256.7    $  462.0  $1,009.7
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