Form 10-K
period 1995-12-31
CAPITAL AUTO RECEIVABLES INC
filed 1996-03-13
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1995, OR

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




      Registrants' telephone number, including area code (212)250-6864
                                                         --------------


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











                         ---------------------------
























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

                            --------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                            CROSS REFERENCE SHEET


Exhibit No.                    Caption                                Page
-----------   ----------------------------------------------------   ------


    --        Capital Auto Receivables Asset Trust 1992-1,
              Independent Auditors' Report, Financial Statements      II-3
              and Selected Quarterly Data for the Year Ended
              December 31, 1995.


    --        Capital Auto Receivables Asset Trust 1993-1,
              Independent Auditors' Report, Financial Statements      II-9
              and Selected Quarterly Data for the Year Ended
              December 31, 1995.


    --        Capital Auto Receivables Asset Trust 1993-2,
              Independent Auditors' Report, Financial Statements      II-16
              and Selected Quarterly Data for the Year Ended
              December 31, 1995.


    --        Capital Auto Receivables Asset Trust 1993-3,
              Independent Auditors' Report, Financial Statements      II-22
              and Selected Quarterly Data for the Year Ended
              December 31, 1995.

    27.1      Financial Data Schedule for Capital Auto Receivables
              Asset Trusts 1992-1, 1993-1, 1993-2 and 1993-3 (for      --
              SEC electronic filing purposes only).

                            ---------------------

                          INDEPENDENT AUDITORS' REPORT


March 1, 1996


The Capital Auto Receivables Asset Trust 1992-1, its Noteholders and Certificateholders, Capital Auto Receivables, Inc., Bankers Trust (Delaware), Owner Trustee, and The First National Bank of Chicago, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 1992-1 as of December 31, 1995 and 1994, and the related Statement of Distributable Income for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Capital Auto Receivables Asset Trust 1992-1 at December 31, 1995 and 1994, and its distributable income and distributions for each of the three years in the period ended December 31, 1995, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY



                                             December 31,
                                           1995        1994
                                          -------     -------
                                        (in millions of dollars)
ASSETS

Receivables (Note 2) ...................  $  66.8     $ 252.5
                                          -------     -------

TOTAL ASSETS ...........................  $  66.8     $ 252.5
                                          =======     =======


LIABILITIES AND EQUITY (Notes 2 and 3)

Asset-Backed Notes .....................  $  41.4     $ 220.6


Asset-Backed Certificates (Equity) .....     25.4        31.9
                                          -------     -------

TOTAL LIABILITIES AND EQUITY............  $  66.8     $ 252.5
                                          =======     =======


Reference should be made to the Notes to Financial Statements.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

                        STATEMENT OF DISTRIBUTABLE INCOME



                                              Year Ended December 31,
                                           1995        1994        1993
                                          ------      ------      ------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...............  $ 185.7     $ 506.8    $ 847.8

  Allocable to Interest  ...............      9.5        27.1       53.3
                                          -------     -------    -------
Distributable Income ...................  $ 195.2     $ 533.9    $ 901.1
                                          =======     =======    =======


Income Distributed .....................  $ 195.2     $ 533.9    $ 901.1
                                          =======     =======    =======



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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On December 17, 1992, Capital Auto Receivables Asset Trust 1992-1 acquired retail finance receivables aggregating approximately $1,607.1 million from the Seller in exchange for three classes of Asset-Backed Notes representing indebtedness of the Trust of $657.7 million Class A-1, $641.6 million Class A-2 and $251.6 million Class A-3, and $56.2 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. The Servicer has the option to repurchase the remaining receivables and certain other property as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed. On January 16, 1996, GMAC exercised this option and repurchased the remaining receivables in GMAC 1992-1 Capital Auto Receivables Asset Trust as of February 15, 1996.

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest and principal (including prepayments) on the Notes are made on the fifteenth day of March, June, September and December or, if any such day is not a Business Day, on the next succeeding Business Day, commencing March 15, 1993 (each, a "Payment Date"). Principal of the Notes will be payable on each Payment Date in an amount equal to the sum of the Noteholders' Principal Distributable Amounts for each of the three Monthly Periods preceding such Payment Date, to the extent of funds available therefor. Payments of principal on the Notes are made (i) on the Class A-1 Notes until they are paid in full,
(ii) then on the Class A-2 Notes until they are paid in full and (iii) then on the Class A-3 Notes until they are paid in full. The principal balance of the Class A-1 Notes was paid in full on September 15, 1993, the principal balance of the Class A-2 Notes was paid in full on December 15, 1994 and the then-unpaid principal balance of the Class A-3 Notes will be payable on February 15, 1996. The final Distribution Date for the Certificates will be February 15, 1996.

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

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

Interest on the outstanding principal amount of the Notes accrues from December 15, 1992 (in the case of the Class A-2 Notes, December 17, 1992) or, from the most recent Payment Date on which interest has been paid to but excluding the following Payment Date. During 1993, the Class A-1 Notes received interest at the rate of 3.73 percent per annum.

The Class A-2 Notes received a floating rate of interest from December 17, 1992 through December 14, 1994 at a weighted average rate of 3.7394 percent.

The Class A-3 Notes will bear interest at the rate of 5.75 percent per annum. On each Distribution Date, the Owner Trustee will distribute pro rata to Certificateholders accrued interest at the pass through rate of 6.20 percent per annum on the outstanding Certificate Balance.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by the acceptance of a Note or Certificate, agrees to treat the Notes as indebtedness and the Certificates as equity interests in the Trust for federal, state and local income and franchise tax purposes.

NOTE 5.  SUBSEQUENT EVENT

Effective February 23, 1996, the Board of Directors of GMAC Auto Receivables Corporation approved the merger of and authorized the execution of an Agreement and Plan of Merger by and between Capital Auto Receivables, Inc. and GMAC Auto Receivables Corporation. The separate corporate existence of GMAC Auto Receivables Corporation shall cease and Capital Auto Receivables, Inc. shall continue as the surviving corporation.



                         --------------------------

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1992-1

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME



1995 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $    68.1   $    3.7   $    71.8

Second quarter .....................         53.3        2.7        56.0

Third quarter ......................         38.9        1.8        40.7

Fourth quarter .....................         25.4        1.3        26.7
                                        ---------   --------   ---------
     Total .........................    $   185.7   $    9.5   $   195.2
                                        =========   ========   =========


1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   160.9   $    8.5   $   169.4

Second quarter .....................        140.9        7.5       148.4

Third quarter ......................        113.3        6.2       119.5

Fourth quarter .....................         91.7        4.9        96.6
                                        ---------   --------   ---------
     Total .........................    $   506.8   $   27.1   $   533.9
                                        =========   ========   =========


1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   225.4   $   16.7   $   242.1

Second quarter .....................        226.9       14.3       241.2

Third quarter ......................        210.0       12.3       222.3

Fourth quarter .....................        185.5       10.0       195.5
                                        ---------   --------   ---------
     Total .........................    $   847.8   $   53.3   $   901.1
                                        =========   ========   =========

                          INDEPENDENT AUDITORS' REPORT


March 1, 1996


The Capital Auto Receivables Asset Trust 1993-1, its Noteholders and Certificateholders, Capital Auto Receivables, Inc., Bankers Trust (Delaware), Owner Trustee, and The First National Bank of Chicago, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 1993-1 as of December 31, 1995 and 1994, and the related Statement of Distributable Income for each of the two years in the period ended December 31, 1995 and the period February 11, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Capital Auto Receivables Asset Trust 1993-1 at December 31, 1995 and 1994, and its distributable income and distributions for each of the two years in the period ended December 31, 1995 and the period February 11, 1993 (inception) through December 31, 1993, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY



                                             December 31,
                                           1995        1994
                                          -------     -------
                                        (in millions of dollars)
ASSETS

Receivables (Note 2) ...................  $ 233.5     $ 711.1
                                          -------     -------

TOTAL ASSETS ...........................  $ 233.5     $ 711.1
                                          =======     =======


LIABILITIES AND EQUITY (Notes 2 and 3)

Asset-Backed Notes .....................  $ 186.0     $ 647.9


Asset-Backed Certificates (Equity) .....     47.5        63.2
                                          -------     -------

TOTAL LIABILITIES AND EQUITY............  $ 233.5     $ 711.1
                                          =======     =======


Reference should be made to the Notes to Financial Statements.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

                        STATEMENT OF DISTRIBUTABLE INCOME



                                              Year Ended December 31,
                                           1995        1994        1993*
                                          ------      ------      ------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...............  $ 477.6     $  949.7   $1,252.1

  Allocable to Interest  ...............     26.4         58.5       72.5
                                          -------     --------   --------
Distributable Income ...................  $ 504.0     $1,008.2   $1,324.6
                                          =======     ========   ========


Income Distributed .....................  $ 504.0     $1,008.2   $1,324.6
                                          =======     ========   ========



* Represents the period February 11, 1993 (inception) through December 31, 1993.



Reference should be made to the Notes to Financial Statements.


























                                    II-11
                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On February 11, 1993, Capital Auto Receivables Asset Trust 1993-1 acquired retail finance receivables aggregating approximately $2,912.9 million from the Seller in exchange for seven classes of Asset-Backed Notes representing indebtedness of the Trust of $322.0 million Class A-1; $225.0 million Class A-2; $125.0 million Class A-3; $478.0 million Class A-4; $1,147.0 million Class A-5; $318.0 million Class A-6; $196.0 million Class A-7 and $101.9 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby, an interest rate cap and certain other property. The Servicer has the option to repurchase the remaining receivables and certain other property as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed. On February 15, 1996, GMAC exercised this option and repurchased the remaining receivables in GMAC 1993-1 Capital Auto Receivables Asset Trust as of March 15, 1996.

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

The principal balance of the Class A-1 Notes was paid in full on May 17, 1993; the principal balance of the Class A-2 Notes was paid in full on August 16, 1993; the principal balances of the Class A-3 and Class A-4 Notes were paid in full on November 15, 1993; the principal balance of the Class A-5 Notes was paid in full on February 15, 1995; and the principal balance of the Class A-6 Notes was paid in full on November 15, 1995. The principal balance of the Class A-7 Notes will be payable on February 17, 1998. Payment of principal to the Certificateholders in respect of the Certificate Balance was initiated in 1993, subsequent to the full payment of the Class A-1, Class A-2, Class A-3, and Class A-4 Notes. On each Distribution Date, the Certificateholders receive an amount equal to the Certificateholders' Principal Distributable Amount for the Monthly Period
                                    II-12

                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

preceding such Distribution Date, to the extent of funds available therefor. The final Distribution Date for the Certificates will be March 15, 1996.

Interest on the outstanding principal amount of the Notes accrues from February 11, 1993 or, from the most recent Payment Date on which interest has been paid to but excluding the following Payment Date. The Class A-1 Notes received interest at the rate of 3.1875 percent per annum. The Class A-2 Notes received interest at the rate of 3.3125 percent per annum. The Class A-3 Notes received interest at the rate of 3.4375 percent per annum. The Class A-4 Notes received a floating rate of interest from February 11, 1993 through November 14, 1993 at a weighted average rate of 3.2657 percent. The Class A-5 Notes receive a floating rate of interest from February 11, 1993 through February 15, 1995 at a weighted average rate of 3.7553 percent. The Class A-6 Notes received interest at the rate of 4.90 percent per annum.

The Class A-7 Notes bear interest at the rate of 5.35 percent per annum. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 5.85 percent per annum on the outstanding Certificate Balance.

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENT AND RISK MANAGEMENT

The Trust was a party to an interest rate cap, which matured in February 1995. The interest rate cap required payments to the Trust from the counterparty in the event the three-month London Interbank Offering Rate (LIBOR) exceeded 10%. These payments would have offset increased interest expense on the Asset-Backed Notes. No payments were received in connection with the derivative in 1995 or 1994.

Credit Risk of the instrument was limited to payments due from the counterparty and was mitigated through the use of a financially sound counterparty. If the counterparty had defaulted, the cost, if the position was replaced at market rates in effect at December 31, 1994, would have been $5,000. Market risk of the derivative was inherently limited, since market variations offset the under-lying Asset-Backed Notes.

The notional amount of the interest rate cap approximated the outstanding balance in the Class A-5 Notes and was $133.8 million at December 31, 1994.

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

                    CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

                           NOTES TO FINANCIAL STATEMENTS



NOTE 6.  SUBSEQUENT EVENT

Effective February 23, 1996, the Board of Directors of GMAC Auto Receivables Corporation approved the merger of and authorized the execution of an Agreement and Plan of Merger by and between Capital Auto Receivables, Inc., and GMAC Auto Receivables Corporation. The separate corporate existence of GMAC Auto Receivables Corporation shall cease and Capital Auto Receivables, Inc. shall continue as the surviving corporation.

                                _________________




                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-1

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME




1995 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   153.3   $    9.4   $   162.7

Second quarter .....................        129.6        7.2       136.8

Third quarter ......................        109.7        5.6       115.3

Fourth quarter .....................         85.0        4.2        89.2
                                        ---------   --------   ---------
     Total .........................    $   477.6   $   26.4   $   504.0
                                        =========   ========   =========


1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   287.0   $   17.7   $   304.7

Second quarter .....................        253.3       14.9       268.2

Third quarter ......................        217.2       14.3       231.5

Fourth quarter .....................        192.2       11.6       203.8
                                        ---------   --------   ---------
     Total .........................    $   949.7   $   58.5   $ 1,008.2
                                        =========   ========   =========


1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $     0.0   $    1.0   $     1.0

Second quarter .....................        523.8       28.8       552.6

Third quarter ......................        391.3       22.9       414.2

Fourth quarter .....................        337.0       19.8       356.8
                                        ---------   --------   ---------
     Total .........................    $ 1,252.1   $   72.5   $ 1,324.6
                                        =========   ========   =========



                          INDEPENDENT AUDITORS' REPORT


March 1, 1996


The Capital Auto Receivables Asset Trust 1993-2, its Noteholders and Certificateholders, Capital Auto Receivables, Inc., Bankers Trust (Delaware), Owner Trustee, and The First National Bank of Chicago, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 1993-2 as of December 31, 1995 and 1994, and the related Statement of Distributable Income for each of the two years in the period ended December 31, 1995 and the period June 2, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Capital Auto Receivables Asset Trust 1993-2 at December 31, 1995 and 1994, and its distributable income and distributions for each of the two years in the period ended December 31, 1995 and the period June 2, 1993 (inception) through December 31, 1993, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243










                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY



                                             December 31,
                                           1995        1994
                                          -------     -------
                                        (in millions of dollars)
ASSETS

Receivables (Note 2) ...................  $ 140.8     $ 662.0
                                          -------     -------

TOTAL ASSETS ...........................  $ 140.8     $ 662.0
                                          =======     =======


LIABILITIES AND EQUITY (Notes 2 and 3)

Asset-Backed Notes .....................  $ 112.1     $ 617.7


Asset-Backed Certificates (Equity) .....     28.7        44.3
                                          -------     -------

TOTAL LIABILITIES AND EQUITY............  $ 140.8     $ 662.0
                                          =======     =======


Reference should be made to the Notes to Financial Statements.


























                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

                        STATEMENT OF DISTRIBUTABLE INCOME



                                              Year Ended December 31,
                                           1995        1994        1993*
                                          ------      ------      ------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...............  $ 521.2     $  761.2   $  529.4

  Allocable to Interest  ...............     18.8         46.0       37.4
                                          -------     --------   --------
Distributable Income ...................  $ 540.0     $  807.2   $  566.8
                                          =======     ========   ========


Income Distributed .....................  $ 540.0     $  807.2   $  566.8
                                          =======     ========   ========



* Represents the period June 2, 1993 (inception) through December 31, 1993.



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


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest and principal (including prepayments) on the Notes are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing June 15, 1993 (each, a "Distribution Date"). Principal of the Notes is payable on each Distribution Date in an amount equal to the sum of the Noteholders' Principal Distributable Amounts for the related Monthly Period to the extent of funds available therefor. Payments of principal on the Notes are payable by class in the priorities set forth in the Indenture (previously filed by Form 8-K). The principal balance of the Class A-1 Notes was paid in full on April 15, 1994; the principal balance of the Class A-2 Notes was paid in full on May 16, 1994; the principal balance of the Class A-3 Notes was paid in full on May 15, 1995; and the then-unpaid principal balance of the Class A-4 Notes will be payable on May 15, 1997.







                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

Payment of principal to the Certificateholders in respect of the Certificate Balance was initiated in 1994, subsequent to the full payment of the Class A-1 and Class A-2 Notes. On each Distribution Date, the Certificateholders receive an amount equal to the Certificateholders' Principal Distributable Amount for the Monthly Period preceding such Distribution Date, to the extent of funds available therefor. The final scheduled Distribution Date for the Certificates is May 15, 1997.

Interest on the outstanding principal amount of the Notes accrues from June 2, 1993 or, from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date.

The Class A-1 Notes received interest at the rate of 3.35 percent per annum. The Class A-2 Notes received interest at the rate of 3.71 percent per annum. The Class A-3 Notes received interest at the rate of 4.20 percent per annum.

The Class A-4 Notes bear interest at the rate of 4.70 percent per annum. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 4.70 percent per annum on the outstanding Certificate Balance.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a partnership, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by the acceptance of a Note or Certificate, has agreed to treat the Notes as indebtedness and the Certificates as equity interests in the Trust for federal, state and local income and franchise tax purposes.

NOTE 5.  SUBSEQUENT EVENT

Effective February 23, 1996, the Board of Directors of GMAC Auto Receivables Corporation approved the merger of and authorized the execution of an Agreement and Plan of Merger by and between Capital Auto Receivables, Inc. and GMAC Auto Receivables Corporation. The separate corporate existence of GMAC Auto Receivables Corporation shall cease and Capital Auto Receivables, Inc. shall continue as the surviving corporation.

                         --------------------------


















                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME


1995 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   147.8   $    7.0   $   154.8

Second quarter .....................        139.3        5.4       144.7

Third quarter ......................        125.7        3.9       129.6

Fourth quarter .....................        108.4        2.5       110.9
                                        ---------   --------   ---------
     Total .........................    $   521.2   $   18.8   $   540.0
                                        =========   ========   =========


1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   213.8   $   14.4   $   228.2

Second quarter .....................        200.5       12.5       213.0

Third quarter ......................        182.5       10.5       193.0

Fourth quarter .....................        164.4        8.6       173.0
                                        ---------   --------   ---------
     Total .........................    $   761.2   $   46.0   $   807.2
                                        =========   ========   =========


1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

Second quarter .....................    $    77.5   $    2.9   $    80.4

Third quarter ......................        227.0       18.3       245.3

Fourth quarter .....................        224.9       16.2       241.1
                                        ---------   --------   ---------
     Total .........................    $   529.4   $   37.4   $   566.8
                                        =========   ========   =========






                          INDEPENDENT AUDITORS' REPORT


March 1, 1996


The Capital Auto Receivables Asset Trust 1993-3, its Noteholders and Certificateholders, Capital Auto Receivables, Inc., Bankers Trust (Delaware), Owner Trustee, and The First National Bank of Chicago, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 1993-3 as of December 31, 1995 and 1994, and the related Statement of Distributable Income for each of the two years in the period ended December 31, 1995 and the period October 21, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Capital Auto Receivables Asset Trust 1993-3 at December 31, 1995 and 1994, and its distributable income and distributions for each of the two years in the period ended December 31, 1995 and the period October 21, 1993 (inception) through December 31, 1993, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243










                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY




                                             December 31,
                                           1995        1994
                                          -------     -------
                                        (in millions of dollars)
ASSETS

Receivables (Note 2) ...................  $ 705.2     $1,278.7
                                          -------     --------

TOTAL ASSETS ...........................  $ 705.2     $1,278.7
                                          =======     ========


LIABILITIES AND EQUITY (Notes 2 and 3)

Asset-Backed Notes .....................  $ 660.3     $1,212.4


Asset-Backed Certificates (Equity) .....     44.9         66.3
                                          -------     --------

TOTAL LIABILITIES AND EQUITY............  $ 705.2     $1,278.7
                                          =======     ========


Reference should be made to the Notes to Financial Statements.

























                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                        STATEMENT OF DISTRIBUTABLE INCOME


                                              Year Ended December 31,
                                           1995        1994        1993*
                                          ------      ------      ------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...............  $ 573.5     $1,160.0   $   66.2

  Allocable to Interest  ...............     49.9         78.5        5.4
                                          -------     --------   --------
Distributable Income ...................  $ 623.4     $1,238.5   $   71.6
                                          =======     ========   ========


Income Distributed .....................  $ 623.4     $1,238.5   $   71.6
                                          =======     ========   ========



* Represents the period October 21, 1993 (inception) through December 31, 1993.



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

The principal balance of the Class A-1 Notes was paid in full on November 15, 1994; the principal balance of the Class A-2 Notes was paid in full on January 18, 1994; the principal balances of the Class A-3 Notes and the Class A-4 Notes were paid in full on April 15, 1994; the principal balance of the Class A-5 Notes was paid in full on January 17, 1995; and the then-unpaid principal balance of the Class A-6 Notes will be payable on October 15, 1998. On each Distribution Date on and after the date on which the Class A-2 Notes, the Class A-3 Notes and the Class A-4 Notes were paid (or provided for) in full, Certificateholders received, in respect of the

                                    II-25
                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                          NOTES TO FINANCIAL STATEMENTS



NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

certificate balance, an amount equal to the Certificateholders' Principal Distributable Amount for the Monthly Period preceding such Distribution Date, to the extent of funds available therefor. The final scheduled Distribution Date for the Certificates will be October 15, 1998.

Interest on the outstanding principal amount of the Notes accrues from October 21, 1993 or, from the most recent Distribution Date or Payment Date, as applicable, on which interest has been paid to but excluding the following Payment Date. The Class A-1 Notes received interest at the rate of 3.30 percent per annum. The Class A-2 Notes received interest at the rate of 3.25 percent per annum. The Class A-3 Notes received interest at the rate of 3.25 percent per annum. The Class A-4 Notes received interest at the rate of 3.30 percent per annum. The Class A-5 Notes received interest at the rate of 3.65 percent per annum.

The Class A-6 Notes bear interest at the rate of 4.60 percent per annum. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 4.60 percent per annum on the outstanding Certificate Balance.

NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificate-holder, by the acceptance of a Note or Certificate, agrees to treat the Notes as indebtedness and the Certificates as equity interests in the Trust for federal, state and local income and franchise tax purposes.

NOTE 5.  SUBSEQUENT EVENT

Effective February 23, 1996, the Board of Directors of GMAC Auto Receivables Corporation approved the merger of and authorized the execution of an Agreement and Plan of Merger by and between Capital Auto Receivables, Inc. and GMAC Auto Receivables Corporation. The separate corporate existence of GMAC Auto Receivables Corporation shall cease and Capital Auto Receivables, Inc. shall continue as the surviving corporation.

                         --------------------------























                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME



1995 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $    65.8   $   14.4   $    80.2

Second quarter .....................        187.0       13.9       200.9

Third quarter ......................        169.1       11.8       180.9

Fourth quarter .....................        151.6        9.8       161.4
                                        ---------   --------   ---------
     Total .........................    $   573.5   $   49.9   $   623.4
                                        =========   ========   =========


1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   303.1   $   23.4   $   326.5

Second quarter .....................        405.1       21.3       426.4

Third quarter ......................        238.8       17.9       256.7

Fourth quarter .....................        213.0       15.9       228.9
                                        ---------   --------   ---------
     Total .........................    $ 1,160.0   $   78.5   $ 1,238.5
                                        =========   ========   =========


1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

Fourth quarter .....................    $    66.2   $    5.4   $    71.6
                                        =========   ========   =========











                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K


(a)   (1)   FINANCIAL STATEMENTS.

            Included in Part II, Item 8, of Form 10-K.


(a)   (2)   FINANCIAL STATEMENT SCHEDULES.

            All schedules have been omitted because they are not applicable or because the information called for is shown in the financial statements or notes thereto.

(a)   (3)   EXHIBITS (Included in Part II of this report).

        -- Capital Auto Receivables Asset Trust 1992-1, Financial Statements for the Year Ended December 31, 1995.

        --  Capital Auto Receivables Asset Trust 1993-1 Financial
            Statements for the Year Ended December 31, 1995.

        --  Capital Auto Receivables Asset Trust 1993-2 Financial
            Statements for the Year Ended December 31, 1995.

        --  Capital Auto Receivables Asset Trust 1993-3 Financial
            Statements for the Year Ended December 31, 1995.


(b)         REPORTS ON FORM 8-K.

            No current reports on Form 8-K have been filed by any of the above-mentioned Owner Trusts during the fourth quarter ended December 31, 1995.

ITEMS 2, 3, 4, 5, 6, 9, 10, 11, 12 and 13 are not applicable and have been omitted.


















                                    IV-1


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




                                 s\     Lillian Rancic
                                 ---------------------------------
                                        (Lillian Rancic,
                                      Assistant Treasurer)



Date: March 13, 1996
      --------------



















                                      IV-2