Form 10-Q
period 1996-03-31
CAPITAL AUTO RECEIVABLES INC
filed 1996-05-13
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996, OR


___ TRANSITION  REPORT PURSUANT TO SECTION 13 OF THE SECURITIES  EXCHANGE ACT OF
    1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2          33-49307
      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3          33-49307
      -------------------------------------------       ----------------
            (Exact name of registrants as               Commission file
             specified in its charter)                      number




A Delaware Business Trust                            13-3284790
- -------------------------------                   ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


c/o Bankers Trust (Delaware)
1001 Jefferson, Suite 550,
Wilmington, Delaware                                19801
- ---------------------------                       ----------
(Address of principal executive offices)          (Zip Code)



Registrants' telephone number, including area code (212) 250-6864
                                                   ---------------



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



ITEM 1. FINANCIAL STATEMENTS


        1. Statement of Assets and Liabilities and Equity, March 31, 1996, December 31, 1995 and March 31, 1995.

        2. Statement of Distributable Income for the Three Months Ended March 31, 1996 and 1995.

        3.  Notes to Financial Statements.


The above described Financial Statements for each of the registrants are submitted herewith as Exhibits 20.1 and 20.2.


In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.




                                --------------------

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


                                  Retail
                                  Finance
                 Date of Sale   Receivables
                and Servicing    Aggregate     Asset-Backed      Asset-Backed
Trust          Agreement       Amount           Notes         Certificates
- ----------   -----------------   ---------   ----------------    ------------
                                 (millions)    (millions)         (millions)
Capital      June 2, 1993        $2,009.3    Class A-1 $  750.0    $  58.6
Auto                                         Class A-2    100.0
Receivables                                  Class A-3    641.0
Asset Trust                                  Class A-4    403.0
1993-2

Capital      October 21, 1993    $2,504.9    Class A-1 $  430.0    $  81.4
Auto                                         Class A-2     59.0
Receivables                                  Class A-3     63.0
Asset Trust                                  Class A-4    210.0
1993-3                                       Class A-5    484.3
                                             Class A-6  1,177.2    (Private
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

                                 -------------------

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

              20.1 Capital Auto Receivables Asset Trust 1993-2 Financial Statements for the Three Months Ended March 31, 1996 and 1995.

              20.2 Capital Auto Receivables Asset Trust 1993-3 Financial Statements for the Three Months Ended March 31, 1996 and 1995.

         (b)   Reports on Form 8-K

               No Current Reports on Form 8-K have been filed by any of the aforementioned Owner Trusts during the quarter ended March 31, 1996.









                                ---------------------

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



                                s\ Lillian Rancic
                                    ------------------------------------
                                   (Lillian Rancic, Assistant Treasurer)

Date: May 13, 1996
                                --------------------

                                                                    Exhibit 20.1
                                                                     Page 1 of 4


                      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

                      STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                             March 31,  Dec. 31,   March 31,
                                               1996       1995       1995
                                             --------   --------   --------
                                                 (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $   59.5   $  140.8   $  514.2
                                             --------   --------   --------

TOTAL ASSETS ..............................  $   59.5   $  140.8   $  514.2
                                             ========   ========   ========




LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $   33.3   $  112.1   $  474.3


Asset-Backed Certificates (Equity) ........      26.2       28.7       39.9
                                             --------   --------   --------
TOTAL LIABILITIES AND EQUITY ..............  $   59.5   $  140.8   $  514.2
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.




















                                          -6-
                                                                    Exhibit 20.1
                                                                     Page 2 of 4


                      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

                        STATEMENT OF DISTRIBUTABLE INCOME





                                                     Three Months Ended
                                                          March 31,
                                                    ----------------------
                                                      1996          1995
                                                    --------      --------
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $   81.3     $  147.8

  Allocable to Interest  .........................       1.3          7.0
                                                    --------     --------
Distributable Income .............................  $   82.6     $  154.8
                                                    ========     ========


Income Distributed ...............................  $   82.6     $  154.8
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

                                                                    Exhibit 20.1
                                                                     Page 4 of 4

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

                                                                    Exhibit 20.2
                                                                     Page 1 of 4


                      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                      STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                             March 31,  Dec. 31,   March 31,
                                               1996       1995       1995
                                             --------   --------   --------
                                                (in millions of dollars)

ASSETS

Receivables (Note 2) ......................  $  579.2   $  705.2   $1,212.9
                                             --------   --------   --------
TOTAL ASSETS ..............................  $  579.2   $  705.2   $1,212.9
                                             ========   ========   ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  538.1   $  660.3   $1,152.6


Asset-Backed Certificates (Equity) ........      41.1       44.9       60.3
                                             -------    --------   --------
TOTAL LIABILITIES AND EQUITY ..............  $  579.2   $  705.2   $1,212.9
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.






















                                         -10-
                                                                    Exhibit 20.2
                                                                     Page 2 of 4


                      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1996         1995
                                                    --------     --------
                                                  (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $  126.0     $   65.8

  Allocable to Interest  .........................       8.1         14.4
                                                    --------     --------
Distributable Income .............................  $  134.1     $   80.2
                                                    ========     ========


Income Distributed ...............................  $  134.1     $   80.2
                                                    ========     ========


Reference should be made to the Notes to Financial Statements.





























                                        -11-

                                                                    Exhibit 20.2
                                                                     Page 3 of 4


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

The principal balance of the Class A-1 Notes was paid in full on November 15, 1994; the principal balance of the Class A-2 Notes was paid in full on January 18, 1994; the principal balances of the Class A-3 Notes and the Class A-4 Notes were paid in full on April 15, 1994; the principal balance of the Class A-5 Notes was paid in full on January 17, 1995; and the then-unpaid principal balance of the Class A-6 Notes will be payable on October 15, 1998. On each Distribution Date on and after the date on which the Class A-2 Notes, the Class A-3 Notes and the Class A-4 Notes were paid (or provided for) in full, Certificateholders received, in respect of the
                                        -12-

                                                                    Exhibit 20.2
                                                                     Page 4 of 4

                     CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                          NOTES TO FINANCIAL STATEMENTS



NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

certificate balance, an amount equal to the Certificateholders' Principal Distributable Amount for the Monthly Period preceding such Distribution Date, to the extent of funds available therefor. The final scheduled Distribution Date for the Certificates will be October 15, 1998.

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






















                                        -13-