Form 10-Q
period 1996-06-30
CAPITAL AUTO RECEIVABLES INC
filed 1996-08-08
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996, OR


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



ITEM 1. FINANCIAL STATEMENTS


        1. Statement of Assets and Liabilities and Equity, June 30, 1996, December 31, 1995 and June 30, 1995.

        2. Statement of Distributable Income for the Six Months Ended June 30, 1996 and 1995.

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

                                --------------------

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

           20.1 Capital Auto Receivables Asset Trust 1993-2 Financial Statements for the Six Months Ended June 30, 1996 and 1995.

           20.2 Capital Auto Receivables Asset Trust 1993-3 Financial Statements for the Six Months Ended June 30, 1996 and 1995.

         (b)   Reports on Form 8-K

               No Current Reports on Form 8-K have been filed by any of the aforementioned Owner Trusts during the quarter ended June 30, 1996.









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



                                s\ Lillian Peros
                                 ----------------------------------------
                                 (Lillian Peros, Assistant Treasurer)

Date: August 8, 1996
      --------------

                                                             Exhibit 20.1
                                                             Page 1 of 4


                      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

                      STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                             June 30,   Dec. 31,   June 30,
                                               1996       1995       1995
                                             --------   --------   --------
                                                 (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $    0.0   $  140.8   $  374.9
                                             --------   --------   --------

TOTAL ASSETS ..............................  $    0.0   $  140.8   $  374.9
                                             ========   ========   ========




LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $    0.0   $  112.1   $  339.2


Asset-Backed Certificates (Equity) ........       0.0       28.7       35.7
                                             --------   --------   --------
TOTAL LIABILITIES AND EQUITY ..............  $    0.0   $  140.8   $  374.9
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.1
                                                             Page 2 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

                        STATEMENT OF DISTRIBUTABLE INCOME





                                             Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------        --------------
                                      1996      1995        1996      1995
                                      ----      ----        ----      ----
                                            (in millions of dollars)

Distributable Income

  Allocable to Principal ......... $   59.5  $  139.3    $  140.8  $  287.1

  Allocable to Interest  .........      0.5       5.4         1.8      12.4
                                   --------  --------    --------  --------
Distributable Income ............. $   60.0  $  144.7    $  142.6  $  299.5
                                   ========  ========    ========  ========

Income Distributed ............... $   60.0  $  144.7    $  142.6  $  299.5
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


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On June 2, 1993, Capital Auto Receivables Asset Trust 1993-2 acquired retail finance receivables aggregating approximately $2,009.3 million at a discount of $56.7 million from the Seller in exchange for four classes of Asset-Backed Notes representing indebtedness of the Trust of $750.0 million Class A-1, $100.0 million Class A-2, $641.0 million Class A-3, $403.0 million Class A-4, and $58.6 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. Substantially all of the Receivables comprising the Trust property were acquired by GMAC under special incentive rate financing programs. The Servicer has the option to repurchase the remaining receivables and certain other property as of the last day of any month on or after which the principal balance declines to 10 percent or less of the aggregate amount financed. On May 15, 1996, GMAC exercised this option and repurchased the remaining receivables in GMAC 1993-2 Capital Auto Receivables Asset Trust as of June 17, 1996.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest and principal (including prepayments) on the Notes are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing June 15, 1993 (each, a "Distribution Date"). Principal of the Notes is payable on each Distribution Date in an amount equal to the sum of the Noteholders' Principal Distributable Amounts for the related Monthly Period to the extent of funds available therefor. Payments of principal on the Notes are payable by class in the priorities set forth in the Indenture (previously filed by Form 8-K). The principal balance of the Class A-1 Notes was paid in full on April 15, 1994; the principal balance of the Class A-2 Notes was paid in full on May 16, 1994; the principal balance of the Class A-3 Notes was paid in full on May 15, 1995; and the principal balance of the Class A-4 Notes was paid in full on May 15, 1996.

                                                             Exhibit 20.1
                                                             Page 4 of 4

                     CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-2

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

Payment of principal to the Certificateholders in respect of the Certificate Balance was initiated in 1994, subsequent to the full payment of the Class A-1 and Class A-2 Notes. On each Distribution Date, the Certificateholders receive an amount equal to the Certificateholders' Principal Distributable Amount for the Monthly Period preceding such Distribution Date, to the extent of funds available therefor. The principal balance of the Certificates was paid in full on June 17, 1996.

Interest on the outstanding principal amount of the Notes accrues from June 2, 1993 or, from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date.

The Class A-1 Notes received interest at the rate of 3.35 percent per annum. The Class A-2 Notes received interest at the rate of 3.71 percent per annum. The
Class A-3 Notes  received  interest at the rate of 4.20  percent per annum.  The
Class A-4 Notes received interest at the rate of 4.70 percent per annum. The Certificateholders received interest at the pass-through rate of 4.70 percent per annum on the outstanding Certificate Balance.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a partnership, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by the acceptance of a Note or Certificate, has agreed to treat the Notes as indebtedness and the Certificates as equity interests in the Trust for federal, state and local income and franchise tax purposes.

                                                             Exhibit 20.2
                                                             Page 1 of 4


                      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                      STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                             June 30,   Dec. 31,   June 30,
                                               1996       1995       1995
                                             --------   --------   --------
                                                (in millions of dollars)

ASSETS

Receivables (Note 2) ......................  $  465.2   $  705.2   $1,025.9
                                             --------   --------   --------

TOTAL ASSETS ..............................  $  465.2   $  705.2   $1,025.9
                                             ========   ========   ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  427.5   $  660.3   $  971.4


Asset-Backed Certificates (Equity) ........      37.7       44.9       54.5
                                             --------   --------   --------
TOTAL LIABILITIES AND EQUITY ..............  $  465.2   $  705.2   $1,025.9
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.2
                                                             Page 2 of 4


                      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                        STATEMENT OF DISTRIBUTABLE INCOME




                                             Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------        --------------
                                      1996      1995        1996      1995
                                      ----      ----        ----      ----
                                             (in millions of dollars)

Distributable Income

  Allocable to Principal ......... $  114.0  $  187.0    $  240.0  $  252.8

  Allocable to Interest  .........      6.6      13.9        14.7      28.3
                                   --------  --------    --------  --------
Distributable Income ............. $  120.6  $  200.9    $  254.7  $  281.1
                                   ========  ========    ========  ========

Income Distributed ............... $  120.6  $  200.9    $  254.7  $  281.1
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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On October 21, 1993, Capital Auto Receivables Asset Trust 1993-3 acquired retail finance receivables aggregating approximately $2,504.9 million from the Seller in exchange for six classes of Asset-Backed Notes representing indebtedness of the Trust of $430.0 million Class A-1; $59.0 million Class A-2; $63.0 million Class A-3; $210.0 million Class A-4; $484.3 million Class A-5; $1,177.2 million Class A-6; and $81.4 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. The Servicer has the option to repurchase the remaining receivables and certain other property as of the last day of any month on or after which the principal balance declines to 10 percent or less of the aggregate amount financed.


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


NOTE 4.  FEDERAL INCOME TAX

The Trust is  classified as a grantor  trust,  and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by the acceptance of a Note or Certificate, agrees to treat the Notes as indebtedness and the Certificates as equity interests in the Trust for federal, state and local income and franchise tax purposes