Form 10-Q
period 1996-09-30
CAPITAL AUTO RECEIVABLES INC
filed 1996-11-13
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, OR


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



ITEM 1. FINANCIAL STATEMENTS


        1. Statement of Assets and Liabilities and Equity, September 30, 1996, December 31, 1995 and September 30, 1995.

        2. Statement of Distributable Income for the Third Quarter and Nine Months Ended September 30, 1996 and 1995.

        3.  Notes to Financial Statements.


The above described Financial Statements for the registrant are submitted herewith as Exhibits 20.1.


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




                              --------------------

                                     PART II


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Trust was formed pursuant to a trust agreement between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee, and issued the following Asset-Backed Notes and Certificates. The Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided interest in the Trust. The Trust's property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby and certain other property.


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
                                                                   Placement)


General Motors Acceptance Corporation (GMAC), the originator of the retail receivables, continues to service the receivables for the aforementioned Trust and receives compensation and fees for such services. Investors receive periodic payments of principal and interest for each class of notes and certificates as the receivables are liquidated.

                              --------------------

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

              20.1 Capital Auto Receivables Asset Trust 1993-3 Financial
                   Statements for the Third Quarter and Nine Months Ended September 30, 1996.

         (b)  Reports on Form 8-K

              No Current Reports on Form 8-K have been filed by the aforementioned Owner Trust during the quarter ended September 30, 1996.









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

Date: November 13, 1996
      -----------------

                                                                    Exhibit 20.1
                                                                     Page 1 of 4



                      CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                      STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                             Sept. 30,  Dec. 31,   Sept. 30,
                                               1996       1995       1995
                                             --------   --------   --------
                                                (in millions of dollars)

ASSETS

Receivables (Note 2) ......................  $  365.7   $  705.2   $  856.8
                                             --------   --------   --------

TOTAL ASSETS ..............................  $  365.7   $  705.2   $  856.8
                                             ========   ========   ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $  330.9   $  660.3   $  807.5


Asset-Backed Certificates (Equity) ........      34.8       44.9       49.3
                                             --------   --------   --------
TOTAL LIABILITIES AND EQUITY ..............  $  365.7   $  705.2   $  856.8
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                     Page 2 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                       STATEMENT OF DISTRIBUTABLE INCOME




                                           Period Ended September 30
                                      Third Quarter          Nine Months
                                      --------------        --------------
                                      1996      1995        1996      1995
                                      ----      ----        ----      ----
                                           (in millions of dollars)

Distributable Income

  Allocable to Principal ......... $   99.5  $  169.1    $  339.5  $  421.9

  Allocable to Interest  .........      5.4      11.8        20.1      40.1
                                   --------  --------    --------  --------
Distributable Income ............. $  104.9  $  180.9    $  359.6  $  462.0
                                   ========  ========    ========  ========

Income Distributed ............... $  104.9  $  180.9    $  359.6  $  462.0
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

                                                                    Exhibit 20.1
                                                                     Page 4 of 4

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