Form 10-K
period 1996-12-31
CAPITAL AUTO RECEIVABLES INC
filed 1997-03-27
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996, OR

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                                   PART I

ITEM 1.  BUSINESS


The Capital Auto Receivables Asset Trust, (the "Trust") was formed pursuant to a Trust Agreement, between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee of the related Trust. The Trust has issued Asset-Backed Notes (the "Notes"). The Notes are issued and secured pursuant to Indentures, between the related Trust and The First National Bank of Chicago as Indenture Trustee. The Trust has also issued Asset-Backed Certificates.






                    CAPITAL AUTO RECEIVABLES ASSET TRUST
                    -------------------------------------

                 CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3










                         ---------------------------

                                   PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust was formed pursuant to a trust agreement between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee, and issued the following Asset-Backed Notes and Certificates. The Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided interests in the Trust. The Trust's property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby and certain other property.

                                  Retail
                                  Finance
                Date of Sale    Receivables
                and Servicing    Aggregate     Asset-Backed      Asset-Backed
  Trust           Agreement        Amount          Notes         Certificates
----------   -----------------  -----------  ------------------  ------------
                                 (millions)     (millions)        (millions)

Capital      October 21, 1993    $2,504.9    Class A-1 $  430.0    $  81.4
Auto                                         Class A-2     59.0
Receivables                                  Class A-3     63.0
Asset Trust                                  Class A-4    210.0
1993-3                                       Class A-5    484.3
                                             Class A-6  1,177.2    (Private
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

                            --------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                            CROSS REFERENCE SHEET


Exhibit No.                    Caption                                Page
-----------   ----------------------------------------------------   ------



    --        Capital Auto Receivables Asset Trust 1993-3,
              Independent Auditors' Report, Financial Statements      II-3
              and Selected Quarterly Data for the Year Ended
              December 31, 1996.

    27.1      Financial Data Schedule for Capital Auto Receivables
              Asset Trust 1993-3 (for SEC electronic filing            --
              purposes only).

                            ---------------------

                          INDEPENDENT AUDITORS' REPORT


March 3, 1997


The  Capital  Auto   Receivables   Asset  Trust  1993-3,   its  Noteholders  and
Certificateholders, Capital Auto Receivables, Inc., Bankers Trust (Delaware), Owner Trustee, and The First National Bank of Chicago, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 1993-3 as of December 31, 1996 and 1995, and the related Statement of Distributable Income for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Capital Auto Receivables Asset Trust 1993-3 at December 31, 1996 and 1995, and its distributable income and distributions for each of the three years in the period ended December 31, 1996, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

              CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

              STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                             December 31,
                                           1996        1995
                                          -------     -------
                                        (in millions of dollars)
ASSETS

Receivables (Note 2) ...................  $ 282.9     $ 705.2
                                          -------     -------

TOTAL ASSETS ...........................  $ 282.9     $ 705.2
                                          =======     =======


LIABILITIES AND EQUITY (Notes 2 and 3)

Asset-Backed Notes .....................  $ 250.4     $ 660.3


Asset-Backed Certificates (Equity) .....     32.5        44.9
                                          -------     -------

TOTAL LIABILITIES AND EQUITY............  $ 282.9     $ 705.2
                                          =======     =======


Reference should be made to the Notes to Financial Statements.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                        STATEMENT OF DISTRIBUTABLE INCOME


                                              Year Ended December 31,
                                           1996      1995       1994
                                          -------   -------   --------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...............  $ 422.3   $ 573.5   $1,160.0

  Allocable to Interest  ...............     24.3      49.9       78.5
                                          -------   -------   --------
Distributable Income ...................  $ 446.6   $ 623.4   $1,238.5
                                          =======   =======   ========


Income Distributed .....................  $ 446.6   $ 623.4   $1,238.5
                                          =======   =======   ========




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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On October 21, 1993, Capital Auto Receivables Asset Trust 1993-3 acquired retail finance receivables aggregating approximately $2,504.9 million from the Seller in exchange for six classes of Asset-Backed Notes representing indebtedness of the Trust of $430.0 million Class A-1; $59.0 million Class A-2; $63.0 million Class A-3; $210.0 million Class A-4; $484.3 million Class A-5; $1,177.2 million Class A-6; and $81.4 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. The Servicer has the option to repurchase the remaining receivables and certain other property as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed. On January 15, 1997, GMAC exercised this option and repurchased the remaining receivables in Capital Auto Receivables Asset Trust 1993-3 as of February 18, 1997.


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

The principal balance of the Class A-1 Notes was paid in full on November 15, 1994; the principal balance of the Class A-2 Notes was paid in full on January 18, 1994; the principal balances of the Class A-3 Notes and the Class A-4 Notes were paid in full on April 15, 1994; the principal balance of the Class A-5
Notes was paid in full on January 17, 1995; and the principal balance of the Class A-6 Notes was paid on February 18, 1997. On each Distribution Date on and after the date on which the Class A-2 Notes,

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                          NOTES TO FINANCIAL STATEMENTS



NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

the Class A-3 Notes and the Class A-4 Notes were paid (or provided for) in full, Certificateholders received, in respect of the certificate balance, an amount equal to the Certificateholders' Principal Distributable Amount for the Monthly Period preceding such Distribution Date, to the extent of funds available therefor. The final Distribution Date for the Certificates will be February 18, 1997.

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













                         --------------------------

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME



1996 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

First quarter ......................    $   126.0   $    8.1   $   134.1

Second quarter .....................        114.0        6.6       120.6

Third quarter ......................         99.5        5.4       104.9

Fourth quarter .....................         82.8        4.2        87.0
                                        ---------   --------   ---------
     Total .........................    $   422.3   $   24.3   $   446.6
                                        =========   ========   =========


1995 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

First quarter ......................    $    65.8   $   14.4   $    80.2

Second quarter .....................        187.0       13.9       200.9

Third quarter ......................        169.1       11.8       180.9

Fourth quarter .....................        151.6        9.8       161.4
                                        ---------   --------   ---------
     Total .........................    $   573.5   $   49.9   $   623.4
                                        =========   ========   =========


1994 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

First quarter ......................    $   303.1   $   23.4   $   326.5

Second quarter .....................        405.1       21.3       426.4

Third quarter ......................        238.8       17.9       256.7

Fourth quarter .....................        213.0       15.9       228.9
                                        ---------   --------   ---------
     Total .........................    $ 1,160.0   $   78.5   $ 1,238.5
                                        =========   ========   =========

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K


(a)   (1)   FINANCIAL STATEMENTS.

            Included in Part II, Item 8, of Form 10-K.


(a)   (2)   FINANCIAL STATEMENT SCHEDULES.

            All schedules have been omitted because they are not applicable or because the information called for is shown in the financial statements or notes thereto.

(a)   (3)   EXHIBITS (Included in Part II of this report).


        -- Capital Auto Receivables Asset Trust 1993-3 Financial Statements for the Year Ended December 31, 1996.

(b)         REPORTS ON FORM 8-K.

            No current reports on Form 8-K have been filed by any of the above-mentioned Owner Trusts during the fourth quarter ended December 31, 1996.

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




                                 s\   Lillian Peros
                                 --------------------------------------
                                      Assistant Treasurer



Date: March 20, 1997
      --------------