Form 10-Q
period 1997-03-31
CAPITAL AUTO RECEIVABLES INC
filed 1997-05-15
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997, OR


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



Registrant's telephone number, including area code (212) 250-6864
                                                   --------------



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


                       PART I.  FINANCIAL INFORMATION


The required information is given as to the registrants as shown on page 1 herein.



ITEM 1. FINANCIAL STATEMENTS


        1. Statement of Assets and Liabilities and Equity, March 31, 1997, December 31, 1996 and March 31, 1996.

        2. Statement of Distributable Income for the Three Months Ended March 31, 1997 and 1996.

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

                              --------------------

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

              20.1 Capital Auto Receivables Asset Trust 1993-3 Financial Statements for the Three Months Ended March 31, 1997 and 1996.

         (b)   Reports on Form 8-K

               No   Current   Reports  on  Form  8-K  have  been  filed  by  the
               aforementioned Owner Trust during the quarter ended March 31, 1997.









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

Date: May 15, 1997
      ------------

                                                             Exhibit 20.1
                                                             Page 1 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                      STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                             March 31,  Dec. 31,   March 31,
                                               1997       1996       1996
                                             --------   --------   --------
                                                (in millions of dollars)

ASSETS

Receivables (Note 2) ......................  $    0.0   $  282.9   $  579.2
                                             --------   --------   --------

TOTAL ASSETS ..............................  $    0.0   $  282.9   $  579.2
                                             ========   ========   ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $    0.0   $  250.4   $  538.1


Asset-Backed Certificates (Equity) ........       0.0       32.5       41.1
                                             --------   --------   --------
TOTAL LIABILITIES AND EQUITY ..............  $    0.0   $  282.9   $  579.2
                                             ========   ========   ========



Reference should be made to the Notes to Financial Statements.





















                                                             Exhibit 20.1
                                                             Page 2 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1993-3

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                     Three Months Ended
                                                          March 31,
                                                    -------------------
                                                      1997         1996
                                                      ----         ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................  $  250.4     $  122.2

       Asset-Backed Certificates (Equity) ........      32.5          3.8
                                                    --------     --------

       Total Principal                             $   282.9     $  126.0
                                                   =========     ========

  Allocable to Interest

       Asset-Backed Notes ........................  $    2.9     $    7.6

       Asset-Backed Certificates (Equity) ........        .2           .5
                                                    --------     --------

       Total Interest                               $    3.1      $   8.1
                                                    ========      =======


Distributable Income .............................  $  286.1     $  134.1
                                                    ========     ========


Income Distributed ...............................  $  286.1     $  134.1
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

The principal balance of the Class A-1 Notes was paid in full on November 15, 1994; the principal balance of the Class A-2 Notes was paid in full on January 18, 1994; the principal balances of the Class A-3 Notes and the Class A-4 Notes were paid in full on April 15, 1994; the principal balance of the Class A-5
Notes was paid in full on January 17, 1995; and the principal balance of the Class A-6 Notes was paid on February 18, 1997. On each Distribution Date on and after the date on which the Class A-2 Notes,


                                      II-6
                                                            Exhibit 20.1
                                                             Page 4 of 4



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