Form 10-Q
period 1997-06-30
CAPITAL AUTO RECEIVABLES INC
filed 1997-08-14
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997, OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



      GMAC 1997-A GRANTOR TRUST                           333-06039
    -----------------------------                     ---------------
    (Exact name of registrants as                     Commission file
     specified in its charter)                            number


A National Banking Association                           36-0899825
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

One First National Plaza,
Suite 0126, Chicago, Illinois                            60670-0126
---------------------------------------                  -----------
(Address of principal executive offices)                 (Zip Code)


Registrants' telephone number, including area code 312-732-4000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  (None)
Section 12(g) of the Act:  (None).

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:



                          PART I. FINANCIAL INFORMATION


The required information is given as to each of the registrants as shown on page 1 herein.

ITEM 1. FINANCIAL STATEMENTS

        1.  Statement of Assets and Liabilities, June 30, 1997.
        2. Statement of Distributable Income for the Period April 15, 1997 (inception) through June 30, 1997.
        3.  Notes to Financial Statements.

The above described Financial Statements for each of the registrants are submitted herewith as Exhibit 20.1.

In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.



                                     PART II


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The GMAC 1997-A Grantor Trust (the "Trust") was formed by Capital Auto Receivables, Inc. (the "Seller") pursuant to a Pooling and Servicing Agreement, dated April 15, 1997, between the Seller and The First National Bank of Chicago, as trustee. The Trust acquired retail finance receivables from the Seller in the aggregate amount of $ 1,502.3 Million in exchange for certificates representing undivided ownership interests in the Trust. The Trust's property includes a pool of retail instalment sale contracts secured by new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

The certificates for the Trust consist of two classes, entitled 6.50 percent Asset-Backed Certificates, Class A, and 6.50 percent Asset-Backed Certificates, Class B. The Class A certificates represent in the aggregate an undivided ownership interest of 93.75 percent in the Trust. The Class B certificates represent in the aggregate an undivided ownership interest of 6.25 percent in the Trust. Only the Class A certificates have been remarketed to the public. The Class B certificates have not been offered to the public and are currently being held by the Seller. The rights of the Class B certificateholder to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders.

General Motors Acceptance Corporation, the originator of the retail receivables, continues to service the receivables for the aforementioned Grantor Trust and receives compensation and fees for such services. Investors receive monthly payments of the pro rata portion of principal and interest received by the Trust as the receivables are liquidated.




                                --------------------

                           PART II. OTHER INFORMATION



ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:


             20.1 GMAC 1997-A Grantor Trust Financial Statements for the Period April 15, 1997 (inception) through June 30, 1997.



        (b)  Reports on Form 8-K:

            No current reports on Form 8-K have been filed by the aforementioned Grantor Trust during the quarter ended June 30, 1997.



                               ----------------------

                                    SIGNATURE


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            GMAC 1997-A GRANTOR TRUST


                                 by:  The First National Bank of Chicago
                                 ---------------------------------------
                                               (Trustee)


                               s/ Steven M. Wagner
                                 ---------------------------------------
                                 (Steven M. Wagner, Vice President)

Date: August 14, 1997
      ---------------

                                                              Exhibit 20.1
                                                              Page 1 of 3



                            GMAC 1997-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                                      June 30,1997
                                                  ----------------------
                                                 (in millions of dollars)
ASSETS

Receivables (Note 2) ...............................   $1,383.8
                                                       --------


TOTAL ASSETS .......................................   $1,383.8
                                                       ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ..................................   $1,383.8
                                                       --------

TOTAL LIABILITIES ..................................   $1,383.8
                                                       ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.1
                                                             Page 2 of 3

                            GMAC 1997-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME


                                              Period Ended
                                              June 30, 1997*
                                              --------------
                                         (in millions of dollars)

Distributable Income

  Allocable to Principal ...................   $  118.5

  Allocable to Interest  ...................       15.9
                                               --------
Distributable Income .......................   $  134.4
                                               ========


Income Distributed .........................   $  134.4
                                               ========


*Represents the period April 15, 1997 (inception) through June 30, 1997.


Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.1
                                                             Page 3 of 3

                            GMAC 1997-A GRANTOR TRUST

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1997-A Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On April 15, 1997, GMAC 1997-A Grantor Trust acquired retail finance receivables aggregating approximately $1,502.3 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 93.75% for the Class A certificates and 6.25% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing May 15, 1997. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 6.50% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.