Form 10-Q
period 1997-09-30
CAPITAL AUTO RECEIVABLES INC
filed 1997-11-12
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
---   1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997, OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



      GMAC 1997-A GRANTOR TRUST                          333-06039
    -----------------------------                     ---------------
    (Exact name of registrants as                     Commission file
     specified in its charter)                            number


A National Banking Association                           36-0899825
------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

One First National Plaza,
Suite 0126, Chicago, Illinois                            60670-0126
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


Registrants' telephone number, including area code 312-732-4000
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:  (None)
Section 12(g) of the Act:  (None).

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X . No   .
                         ---    ---

This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:



                       PART I.  FINANCIAL INFORMATION


The required information is given as to each of the registrants as shown on page 1 herein.

ITEM 1. FINANCIAL STATEMENTS

        1.  Statement of Assets and Liabilities, September 30, 1997.
        2. Statement of Distributable Income for the three months ended September 30, 1997 and the Period April 15, 1997 (inception) through September 30, 1997.
        3.  Notes to Financial Statements.

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




                           --------------------

                         PART II.  OTHER INFORMATION


ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:


            20.1 GMAC 1997-A Grantor Trust  Financial  Statements for the three months ended September 30, 1997 and the Period April 15, 1997 (inception) through September 30, 1997.



        (b) Reports on Form 8-K:

            No current reports on Form 8-K have been filed by the aforementioned Grantor Trust during the quarter ended September 30, 1997.



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


                                 s/Steven M. Wagner
                                 ---------------------------------------
                                  (Steven M. Wagner, Vice President)

Date: November 10, 1997
      -----------------


                                                                    Exhibit 20.1
                                                                     Page 1 of 3



                            GMAC 1997-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                                   September 30,1997
                                                   -----------------
                                               (in millions of dollars)
ASSETS
Receivables (Note 2) ...............................  $1,214.0
                                                      --------

TOTAL ASSETS .......................................  $1,214.0
                                                      ========


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ..................................  $1,214.0
                                                      --------

TOTAL LIABILITIES ..................................  $1,214.0
                                                      ========



Reference should be made to the Notes to Financial Statements.


                                                                    Exhibit 20.1
                                                                     Page 2 of 3

                            GMAC 1997-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME


                                     Three months ended       Period Ended
                                     September 30, 1997    September 30, 1997*
                                     ------------------    ------------------
                                             (in millions of dollars)

Distributable Income

  Allocable to Principal ..............   $  169.8                288.3
  Allocable to Interest  ..............       21.6                 37.5
                                            -------              -------
Distributable Income ..................    $ 191.4              $ 325.8
                                            =======              =======


Income Distributed ....................    $ 191.4              $ 325.8
                                            =======              =======


*Represents the period April 15, 1997 (inception) through September 30, 1997.

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