Form 10-K
period 1997-12-31
CAPITAL AUTO RECEIVABLES INC
filed 1998-03-23
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K

(Mark One)

 X  ANNUAL  REPORT  PURSUANT  TO SECTION 13 OF THE  SECURITIES  EXCHANGE  ACT OF
---
    1934 FOR THE YEAR ENDED  DECEMBER  31,  1997, OR

    TRANSITION  REPORT  PURSUANT TO  SECTION 13 OF THE  SECURITIES EXCHANGE  ACT
---
    OF 1934 FOR THE  TRANSITION  PERIOD  FROM _________ TO __________





GMAC 1997-A GRANTOR TRUST                               333-06039
------------------------------                       ---------------
(Exact name of registrants as                        Commission file
  specified in its charter)                               number


A National Banking Association                          36-0899825
-------------------------------                    ----*--------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

c/o The First National Bank of Chicago
One First National Plaza,
Suite 0126, Chicago, Illinois                           60670-0126
---------------------------------------                 ----------
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
                         ---    ---

                                     PART I


ITEM 1. BUSINESS

The GMAC 1997-A Grantor Trust (the "Trust") was formed by Capital Auto Receivables, Inc.(the "Seller") by selling and assigning the receivables and the security interests in the vehicles financed thereby to The First National Bank of Chicago, as Trustee, in exchange for Class A and Class B Certificates. The Class A Certificates were remarketed to the public and represent an undivided ownership interest in the Trust that equals 93.75%. The Class B Certificates were not offered to the public and were held by the Seller and represent an undivided ownership interest in the Trust that equals 6.25%. The right of the Class B Certificateholders to receive distribution of the receivables is subordinated to the rights of the Class A Certificateholders. For any further information, refer to Prospectus Supplement dated April 8, 1997 and Supplement to Prospectus Supplement dated April 11, 1997.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Grantor Trust, listed in the table shown below, was formed by Capital Auto Receivables, Inc. (the "Seller") pursuant to a Pooling and Servicing Agreement between the Seller, The First National Bank of Chicago, as Trustee, and General Motors Acceptance Corporation, as Servicer. The Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Certificates representing undivided ownership interests in the Trust. The Trust's property includes a pool of retail installment sale contracts secured by new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby.

The Certificates for the Trust consist of two classes, entitled 6.50% Asset-Backed Certificates, Class A and 6.50% Asset-Backed Certificates, Class B. The Class A Certificates represent in the aggregate an undivided ownership interest in the Trust that equals 93.75%. The Class B Certificates represent in the aggregate an undivided ownership interest in the Trust that equals 6.25%. Only the Class A Certificates have been remarketed to the public. The Class B Certificates have not been offered to the public and are held by the Seller. The rights of the Class B Certificateholder to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A Certificateholders.


                                           Original Aggregate Amount
                                   -------------------------------------------
                Date of Pooling       Retail     Asset-Backed     Certificates
Grantor          and Servicing       Finance     -----------------------------
 Trust             Agreement        Receivables      Class A        Class B
-------         ---------------    -------------  -------------  -------------
                                            (in millions of dollars)


GMAC 1997-A     April 15, 1997         1,502.3        1,408.4         93.9




General Motors Acceptance Corporation, the originator of the retail receivables, continues to service the receivables for the aforementioned Grantor Trust and receives compensation and fees for such services. Investors receive monthly payments of the pro rata portion of principal and interest received by the Trust as the receivables are liquidated.

                            ------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         CROSS REFERENCE SHEET

Exhibit No.                    Caption                               Page
-----------   ----------------------------------------------------   ------


     --       GMAC 1997-A Grantor Trust, Independent Auditors'
              Report, Financial Statements and Selected Quarterly
              Data for the period April 15, 1997 (inception)
              through December 31, 1997.                              II-3



     27.1     Financial Data Schedule for GMAC 1997-A Grantor
              Trust (for SEC electronic filing purposes only).        --

INDEPENDENT AUDITORS' REPORT


The GMAC 1997-A Grantor Trust, its Certificateholders, Capital Auto Receivables, Inc., and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Undivided Interests of the GMAC 1997-A Grantor Trust as of December 31, 1997, and the related Statement of Distributable Income for the period April 15, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 1 to the financial statements, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and undivided interests arising from cash transactions of the GMAC 1997-A Grantor Trust at December 31, 1997 and its distributable income and distributions for the period April 15, 1997 (date of inception) to December 31, 1997, on the basis of accounting described in Note 1.



s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan

March 11, 1998

                            GMAC 1997-A GRANTOR TRUST

                   STATEMENT OF ASSETS AND UNDIVIDED INTERESTS



                                                       December 31,1997
                                                      ------------------
ASSETS                                             (in millions of dollars)

Receivables (Note 2) ................................      $ 1,054.9
                                                           ---------

TOTAL ASSETS ........................................      $ 1,054.9
                                                           =========


UNDIVIDED INTERESTS

Asset-Backed Certificates
  (Notes 2 and 3) ..................................       $ 1,054.9
                                                           ---------

TOTAL UNDIVIDED INTERESTS...........................       $ 1,054.9
                                                           =========




Reference should be made to the Notes to Financial Statements.

                            GMAC 1997-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME



                                                Period  Ended December 31, 1997*
                                                -------------------------------
                                                     (in millions of dollars)
Distributable Income

  Allocable to Principal ..........................        $ 447.4

  Allocable to Interest  ..........................           56.3
                                                           -------
Distributable Income ..............................        $ 503.7
                                                           =======

Income Distributed ................................        $ 503.7
                                                           =======



* Represents the period April 15, 1997 (inception) through December 31, 1997.



Reference should be made to the Notes to Financial Statements.

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


NOTE 2.  SALE OF CERTIFICATES

On April 15, 1997, the GMAC 1997-A Grantor Trust acquired retail finance receivables aggregating approximately $1,502.3 million from the Seller in exchange for Certificates representing undivided ownership interests in the Trust of 93.75% for the Class A Certificates and 6.25% for the Class B Certificates. The Trust property includes a pool of retail installment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


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

                            GMAC 1997-A GRANTOR TRUST

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME





1997 Quarters                           Principal   Interest    Total
-----------------------------------     ---------   --------    --------
                                            (in millions of dollars)

Second Quarter*.....................    $  118.5    $  15.9     $  134.4

Third Quarter ......................    $  169.8    $  21.6     $  191.4

Fourth Quarter .....................    $  159.1    $  18.8     $  177.9
                                        --------    -------     --------
     Total .........................    $  447.4    $  56.3     $  503.7
                                        ========    =======     ========


* Represents the period April 15, 1997 (inception) through June 30, 1997.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


   (a) (1) FINANCIAL STATEMENTS.

           Included in Part II, Item 8, of Form 10-K.

   (a) (2) FINANCIAL STATEMENT SCHEDULES.

           All schedules have been omitted because they are not applicable or because the information called for is shown in the financial statements or notes thereto.

   (a) (3) EXHIBITS (Included in Part II of this report).

           -- GMAC 1997-A  Grantor  Trust  Financial  Statements  for the period
              April 15, 1997 (inception) through December 31, 1997.

   (b)     REPORTS ON FORM 8-K.

           No current reports on Form 8-K have been filed by the Trust from inception through December 31, 1997.

ITEMS 2, 3, 4, 5, 6, 9, 10, 11, 12 and 13 are not applicable and have been omitted.

                                    SIGNATURE


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      GMAC 1997-A GRANTOR TRUST


                                  The First National Bank of Chicago
                                              (Trustee)



                                s/ John G. Finley
                                  ----------------------------------
                                  (John G. Finley, Vice President)


Date:    March 20, 1998
      ------------------