Form 10-Q
period 1999-03-31
CAPITAL AUTO RECEIVABLES INC
filed 1999-05-13
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999, OR


___ TRANSITION  REPORT PURSUANT TO SECTION 13 OF THE SECURITIES  EXCHANGE ACT OF
    1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



      CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1       333-06039
      -------------------------------------------       ---------------
            (Exact name of registrant as                Commission file
             specified in its charter)                      number





A Delaware Business Trust                         38-3082892
--------------------------------                  ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


c/o Bankers Trust (Delaware)
1011 Centre Road, Suite 200
Wilmington, Delaware                              19805
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)



Registrant's telephone number, including area code (212) 250-6864
                                                   --------------



Securities registered pursuant to Section 12(b) of the Act:  (None)
Section 12(g) of the Act:  (None).



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X. NO ___ .

This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:


                       PART I.  FINANCIAL INFORMATION


The required information is given as to the registrants as shown on page 1 herein.

ITEM 1. FINANCIAL STATEMENTS

        1.  Statement of Assets, Liabilities and Equity, March 31,
            1999.
        2. Statement of Distributable Income for the Period March 11, 1999 (inception) through March 31, 1999.
        3.  Notes to Financial Statements.

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

                                     PART II


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Auto Receivables Asset Trust 1999-1 (the "Trust") was formed by Capital Auto Receivables, Inc. (the "Seller") pursuant to a trust agreement, dated March 11, 1999, between the Seller and Bankers Trust (Delaware), as Owner Trustee and issued the following Asset-Backed Notes and Certificates. The Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided ownership interests in the Trust. The Trust's property includes a pool of retail instalment sale contracts secured by new automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby and certain other property.




                                   Retail
                                  Finance
                Date of Sale    Receivables
                and Servicing    Aggregate     Asset-Backed      Asset-Backed
  Trust          Agreement        Amount           Notes         Certificates
----------    ----------------   ---------   ----------------    ------------
                                 (millions)    (millions)         (millions)

Capital       March 11, 1999     $2,809.8    Class A-1 $ 1,352.2    $ 138.0
Auto                                          (Private Placement)
Receivables                                  Class A-2     735.0
Asset Trust                                  Class A-3     403.0
1999-1


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

                              --------------------

                            PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

              20.1 Capital Auto Receivables Asset Trust 1999-1 Financial Statements for the Period March 11, 1999 (inception) through March 31, 1999.

         (b)   Reports on Form 8-K

                     Current  Reports  on  Form 8-K dated  February 25, 1999 and
                     March 26, 1999, reporting matters under Items 5 and 7 were filed during the first quarter ended March 31, 1999.




                              ---------------------

                                     SIGNATURE



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1





                                by:   Bankers Trust (Delaware)
                                ----------------------------------
                                    (Owner Trustee, not in its individual
                                     capacity but solely as Owner Trustee on
                                     behalf of the Issuer.)



                                 s\ Lillian Peros
                                 ----------------------------------------
                                 (Lillian Peros, Vice President,
                                 Attorney in Fact)

Date: May 12, 1999
      -----------------

                                                                   Exhibit 20.1
                                                                   Page 1 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                          March 31, 1999
                                          --------------
                                    (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $2,628.2
                                             --------
TOTAL ASSETS ..............................  $2,628.2
                                             ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $2,490.2


Asset-Backed Certificates (Equity) ........     138.0
                                             --------
TOTAL LIABILITIES AND EQUITY ..............  $2,628.2
                                             ========



Reference should be made to the Notes to Financial Statements.

                                                                   Exhibit 20.1
                                                                   Page 2 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                   Period Ended
                                                     March 31,
                                                       1999*
                                                   ------------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................  $    0.0

       Asset-Backed Certificates (Equity) ........       0.0
                                                    --------

       Total Principal                             $     0.0
                                                    ========

  Allocable to Interest

       Asset-Backed Notes ........................  $    0.0

       Asset-Backed Certificates (Equity) ........       0.0
                                                     --------

       Total Interest                               $    0.0
                                                     ========


Distributable Income .............................  $    0.0
                                                     ========


Income Distributed ...............................  $    0.0
                                                     ========


*Represents the period March 11, 1999 (inception) through March 31, 1999.


Reference should be made to the Notes to Financial Statements.

                                                                   Exhibit 20.1
                                                                   Page 3 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 1999-1 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller").

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On March 11, 1999, Capital Auto Receivables Asset Trust 1999-1 acquired retail finance receivables aggregating approximately $2,628.2 million at a discount of $181.6 million from the Seller in exchange for three classes of Asset-Backed Notes representing indebtedness of the Trust of $1,352.2 million Class A-1; $735.0 million Class A-2; $403.0 million Class A-3; and $138.0 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. The Servicer has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest on the Notes will be made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing on April 15, 1999 (each a "Distribution Date"). Principal of the Notes will be payable by class in the priorities and in the amounts as set forth in the Indenture (previously filed by Form 8-K), equal to the sum of the Aggregate Noteholders' Principal Distributable Amounts to the extent of funds available therefor. The unpaid principal of the Class A-1, Class A-2 and Class A-3 Notes will be payable on the each of the following Distribution Dates, respectively: in May 2001, June 2002 and August 2004.

No principal distributions will be made with respect to the Certificates until the Notes have been paid in full. Thereafter, on each Distribution Date, Certificateholders will receive, in respect of the Certificate Balance, an amount equal to the Certificateholders' Principal Distributable Amount to the extent of funds available therefor. The final scheduled Distribution Date for the Certificates will occur on the Distribution Date in August 2004.

Interest on the outstanding principal amount of the Notes accrues from March 11, 1999 or, from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Notes receive interest at the rate of 5.364% per annum. The Class A-2 Notes receive interest at the rate of 5.580% per annum. The Class A-3 Notes receive interest at the rate of 5.680% per annum. Interest on each class of Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 6.090% per annum on the outstanding Certificate Balance.

                                                                   Exhibit 20.1
                                                                   Page 4 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1
                          NOTES TO FINANCIAL STATEMENTS



NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a Tax Non-Entity, and hence is a division of the Seller for federal income tax purposes. Each Noteholder by the acceptance of a Note agrees to treat the Notes as indebtedness in the Trust for federal, state and local income and franchise tax purposes. All the Certificates were issued to the Seller on the closing date. If the Seller sells less than all of the
Certificates or if the Trust issues additional Certificates, this characterization may change.