Form 10-Q
period 1999-06-30
CAPITAL AUTO RECEIVABLES INC
filed 1999-08-16
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999, OR


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

ITEM 1. FINANCIAL STATEMENTS

        1.  Statement of Assets, Liabilities and Equity, June 30,
            1999.
        2. Statement of Distributable Income for the Period March 11, 1999 (inception) through June 30, 1999.
        3.  Notes to Financial Statements.

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

                                   Retail
                                   Finance
               Date of Sale       Receivables
               and Servicing       Aggregate       Asset-Backed        Asset-Backed
Trust            Agreement         Amount             Notes            Certificates
----------    ----------------     -----------    ----------------     ------------
                                  (millions)        (millions)           (millions)

Capital        March 11, 1999     $2,809.8        Class A-1 $ 1,352.2    $ 138.0
Auto                                              (Private Placement)
Receivables                                       Class A-2     735.0
Asset Trust                                       Class A-3     403.0
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

                              --------------------

                            PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

              20.1 Capital Auto Receivables Asset Trust 1999-1 Financial Statements for the Period March 11, 1999 (inception) through June 30, 1999.

         (b)   Reports on Form 8-K

                     No current Reports on Form 8-K have been filed by the aforementioned Owner Trust during the quarter ended June 30, 1999.









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



                                 s\ Patricia Russo
                                 ----------------------------------------
                                 (Patricia Russo, Vice President)


Date: August 13, 1999
      -----------------

                                                                    Exhibit 20.1
                                                                     Page 1 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                          June 30, 1999
                                          --------------
                                    (in millions of dollars)
ASSETS

Receivables-(Discounted)(Note 2)...........  $2,304.5
                                             --------
TOTAL ASSETS ..............................  $2,304.5
                                             ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $2,166.5


Asset-Backed Certificates (Equity) ........     138.0
                                             --------
TOTAL LIABILITIES AND EQUITY ..............  $2,304.5
                                             ========



Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                    Page 2 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                   Period Ended
                                                     June 30,
                                                       1999*
                                                   ------------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................  $  323.7

       Asset-Backed Certificates (Equity) ........       0.0
                                                     -------

       Total Principal                             $   323.7
                                                     ========

  Allocable to Interest

       Asset-Backed Notes ........................  $   33.8

       Asset-Backed Certificates (Equity) ........       2.2
                                                     --------

       Total Interest                               $   36.0
                                                     ========


Distributable Income .............................  $  359.7
                                                     ========


Income Distributed ...............................  $  359.7
                                                     ========


*Represents the period March 11, 1999 (inception) through June 30, 1999.


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