Form 10-Q
period 1999-09-30
CAPITAL AUTO RECEIVABLES INC
filed 1999-11-12
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999, OR


___ TRANSITION  REPORT PURSUANT TO SECTION 13 OF THE SECURITIES  EXCHANGE ACT OF
    1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



      CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1       333-06039
      CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-2       333-06039
      -------------------------------------------       ---------------
            (Exact name of registrant as                Commission file
             specified in its charter)                      number





A Delaware Business Trust                         38-3082892
--------------------------------                  ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


c/o Bankers Trust (Delaware)
1011 Centre Road, Suite 200
Wilmington, Delaware                              19805
----------------------------------------          ----------
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

ITEM 1. FINANCIAL STATEMENTS

        1.  Statement of Assets, Liabilities and Equity, September 30,
            1999.
        2. Statement of Distributable Income for the Third Quarter and First Nine Months ended September 30, 1999.
        3.  Notes to Financial Statements.

The above described Financial Statements for the registrant are submitted herewith as Exhibits 20.1 and 20.2.

In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.

                                     PART II


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Each of the Trusts were formed pursuant to a trust agreement between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee and issued the following Asset-Backed Notes and Certificates. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided ownership interests in the Trust. Each Trust's property includes a pool of retail instalment sale contracts secured by new and used automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby and certain other property.

                                 Retail
                                 Finance
              Date of Sale       Receivables
              and Servicing      Aggregate     Asset-Backed            Asset-Backed
Trust         Agreement          Amount           Notes                Certificates
----------    ----------------   ---------     ----------------        ------------
                                 (millions)      (millions)             (millions)

Capital       March 11, 1999     $2,809.8      Class A-1 $ 1,352.2        $ 138.0
Auto                                           (Private Placement)
Receivables                                    Class A-2     735.0
Asset Trust                                    Class A-3     403.0
1999-1

Capital       September 9,1999   $2,125.0      Class A-1 $   427.0        $  63.7
Auto                                           (Private Placement)
Receivables                                    Class A-2 $   370.0
Asset Trust                                    Class A-3 $   306.5
1999-2                                         Class A-4 $   400.0
                                               Class A-5 $    76.8
                                               Variable Pay Term
                                                         $   481.0
                                               (Private Placement)





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

                              --------------------

                            PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

              20.1 Capital Auto Receivables Asset Trust 1999-1 Financial Statements for the Period March 11, 1999 (inception) through September 30, 1999.

              20.2 Capital Auto Receivables Asset Trust 1999-2 Financial Statements for the Period September 9, 1999 (inception) through September 30, 1999.

         (b)   Reports on Form 8-K

               A  Current  Report  on   Form  8-K  dated   September  24,  1999,
               reporting   matters   under  item  7 was  filed  during the third
               quarter ended September 30, 1999.









                              ---------------------

                                     SIGNATURE



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1
                          CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-2




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


Date: November 11, 1999
      -----------------

                                                                    Exhibit 20.1
                                                                     Page 1 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                          September 30, 1999
                                        -----------------------
                                       (in millions of dollars)
ASSETS

Receivables-(Discounted)(Note 2)...........  $2,053.5
                                             --------
TOTAL ASSETS ..............................  $2,053.5
                                             ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $1,915.5


Asset-Backed Certificates (Equity) ........     138.0
                                             --------
TOTAL LIABILITIES AND EQUITY ..............  $2,053.5
                                             ========



Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                     Page 2 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                Period Ended September 30, 1999
                                                   Third Quarter Nine Months*
                                                -------------------------------
                                                    (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................  $  251.0           $  574.7

       Asset-Backed Certificates (Equity) ........       0.0                0.0
                                                    --------           --------
       Total Principal                              $  251.0           $  574.7
                                                    ========           ========

  Allocable to Interest

       Asset-Backed Notes ........................  $   28.6           $   62.4

       Asset-Backed Certificates (Equity) ........       2.1                4.3
                                                     --------          --------

       Total Interest                               $   30.7           $   66.7
                                                     ========          ========


Distributable Income .............................  $  281.7           $  641.4
                                                     ========          ========


Income Distributed ...............................  $  281.7           $  641.4
                                                     ========          ========


*Represents the period March 11, 1999 (inception) through September 30, 1999.


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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On March 11, 1999, Capital Auto Receivables Asset Trust 1999-1 acquired retail finance receivables aggregating approximately $2,628.2 million at a discount of $181.6 million from the Seller in exchange for three classes of Asset-Backed Notes representing indebtedness of the Trust of $1,352.2 million Class A-1; $735.0 million Class A-2; $403.0 million Class A-3; and $138.0 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. The Servicer has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.

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

                                                                    Exhibit 20.2
                                                                     Page 1 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-2

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                            September 30, 1999
                                          -----------------------
                                         (in millions of dollars)
ASSETS

Receivables-(Note 2) ......................  $2,125.0
                                             --------
TOTAL ASSETS ..............................  $2,125.0
                                             ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $2,061.3


Asset-Backed Certificates (Equity) ........      63.7
                                             --------
TOTAL LIABILITIES AND EQUITY ..............  $2,125.0
                                             ========



Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.2
                                                                     Page 2 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-2

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                 Period Ended September 30, 1999
                                                    Third Quarter Nine Months*
                                                 -------------------------------
                                                     (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................  $    0.0            $    0.0

       Asset-Backed Certificates (Equity) ........       0.0                 0.0
                                                    --------            --------
       Total Principal                             $     0.0            $    0.0
                                                    ========            ========

  Allocable to Interest

       Asset-Backed Notes ........................  $    0.0            $    0.0

       Asset-Backed Certificates (Equity) ........       0.0                 0.0
                                                     --------           --------

       Total Interest                               $    0.0            $    0.0
                                                     ========           ========


Distributable Income .............................  $    0.0            $    0.0
                                                     ========           ========


Income Distributed ...............................  $    0.0            $    0.0
                                                     ========           ========


*Represents the period September 9, 1999 (inception) through September 30, 1999.


Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.2
                                                                     Page 3 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-2
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 1999-2 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller").

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On September 9, 1999, Capital Auto Receivables Asset Trust 1999-2 acquired retail finance receivables aggregating approximately $2,125.0 million from the Seller in exchange for six classes of Asset-Backed Notes representing indebtedness of the Trust of $427.0 million Class A-1; $370.0 million Class A-2; $306.5 million Class A-3; $400.0 million Class A-4; $76.8 million Class A-5; $481.0 million Initial Variable Pay Term Note; and $63.7 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. The Servicer has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.

Note 3:  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest on the Class A Notes, the Initial Variable Pay Term Note and the Certificates will be made on the fifteenth day of each month, or, if any such day is not a Business Day, on the next succeeding Business Day, commencing October 15, 1999 (each a "Distribution Date"). In general, no principal payments will be made on any class of the Class A Notes until its Targeted Final Distribution Date. On the Targeted Final Distribution Date for each class of Class A Notes, the Trust will pay the entire principal balance of that class of Class A Notes, to the extent of funds available therefor. The Trust may issue additional Variable Pay Term Notes on the Targeted Final Distribution Date for each class of Class A Notes, subject to certain conditions. If issued, the proceeds will be available to make payments of principal on the Targeted Final Distribution Date for each of the Class A Notes.The Targeted Final Distribution Dates for the Class A-1, Class A-2, Class A-3, Class A-4 and Class A-5 Notes are as follows, respectively: March 2000, September 2000, March 2001, September 2001 and September 2002.

Amounts available to pay principal on the Class A Notes on each Distribution Date that is not a Targeted Final Distribution Date for a class of Class A Notes, will be applied to make principal payments on the Variable Pay Term Notes and distribution of Certificate Balance, pro rata based on the outstanding amount of the Notes and Certificates, to the extent of funds available therefor. Payments of principal on the Variable Pay Term Notes on the Targeted Final Distribution Dates for each class of Class A Notes will also be applied to the extent of funds available therefor. The Final Scheduled Distribution Date for the Variable Pay Term Notes will occur on the Distribution Date in January 2005.

On each Distribution Date, Certificateholders will receive, in respect of the Certificate Balance, an amount equal to the Certificateholders' Principal Distributable Amount, a pro rata portion based on the outstanding amount of the Notes and Certificates, to the extent of funds available therefor. The Final Scheduled Distribution Date for the Certificates will occur on the Distribution Date in January 2005.

                                                                    Exhibit 20.1
                                                                     Page 4 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (continued)

Interest on the outstanding principal amount of the Notes accrues from September 9, 1999 or from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Notes receive interest at the rate of 5.992% per annum. The Class A-2 Notes receive interest at the rate of 6.060% per annum. The Class A-3 Notes receive interest at the rate of 6.250% per annum. The Class A-4 Notes receive interest at the rate of 6.300% per annum. The Class A-5 Notes receive interest at the rate of 6.450% per annum. The Initial Variable Pay Term Note receives interest at the rate of one Month LIBOR plus 0.120%. For the period September 9, 1999 through September 30, 1999, the Initial Variable Pay Term Note interest rate was
5.478750% per annum. Interest on Class A-1 Note and the Initial Variable Pay Term Note is calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year. Interest on Class A-2, Class A-3, Class A-4 and Class A-5 Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 6.700% per annum on the outstanding Certificate Balance.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a Grantor Trust for federal income tax purposes. Each Noteholder by the acceptance of a Note agrees to treat the Notes as indebtedness in the Trust for federal, state and local income and franchise tax purposes. Each Certificateholder by the acceptance of a Certificate agrees to treat the Certificates as equity interests in a grantor trust for federal, state and local income and franchise tax purposes. A portion of the Certificates were issued to the Seller on the closing date.