Form 10-K
period 1999-12-31
CAPITAL AUTO RECEIVABLES INC
filed 2000-03-30
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-K

(Mark One)

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
---
    ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1999, OR


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

                                     PART I

ITEM 1.  BUSINESS


Each Capital Auto Receivables Asset Trust, (the "Trust") was formed pursuant to a Trust Agreement, between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee of the related Trust. The Trusts have issued Asset-Backed Notes (the "Notes"). The Notes are issued and secured pursuant to Indentures, between the related Trust and Bank One as Indenture Trustee. Each Trust has also issued Asset-Backed Certificates.



                      CAPITAL AUTO RECEIVABLES ASSET TRUST
                      -------------------------------------

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1
                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-2

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

                              --------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                              CROSS REFERENCE SHEET


Exhibit No.                        Caption                            Page
-----------   ----------------------------------------------------   ------



   --         Capital Auto Receivables Asset Trust 1999-1,
              Independent Auditors' Report,  Financial Statements     II-3
              and Selected Quarterly Data for the Year Ended
              December 31, 1999.

   --         Capital Auto Receivables Asset Trust 1999-2,
              Independent Auditors' Report,  Financial Statements     II-9
              and Selected Quarterly Data for the Year Ended
              December 31, 1999.

   27.1       Financial Data Schedule for Capital Auto Receivables
              Asset Trust 1999-1 and 1999-2 (for SEC electronic       --
              Filing purposes only).


                              ---------------------

                          INDEPENDENT AUDITORS' REPORT

March 10, 2000


The Capital Auto Receivables Asset Trust 1999-1, its Certificateholders, Capital Auto Receivables, Inc., and Bankers Trust (Delaware), Owner Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 1999-1 as of December 31, 1999 and the related Statement of Distributable Income for the period March 11, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Capital Auto Receivables Asset Trust 1999-1 at December 31, 1999 and its distributable income for the period March 11, 1999 (date of inception) to December 31, 1999, on the basis of accounting described in Note 1.

s\ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY


                                          December 31, 1999
                                       ------------------------
                                       (in millions of dollars)
ASSETS

Receivables-(Discounted)(Note 2)...........  $1,819.6
                                             --------
TOTAL ASSETS ..............................  $1,819.6
                                             ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $1,681.6


Asset-Backed Certificates (Equity) ........     138.0
                                             --------
TOTAL LIABILITIES AND EQUITY ..............  $1,819.6
                                             ========



Reference should be made to the Notes to Financial Statements.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1

                        STATEMENT OF DISTRIBUTABLE INCOME

                                                  Year Ended December 31, 1999*
                                                  ------------------------------
                                                     (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................          $  808.6
                                                              -------
       Total Principal                                      $  808.6
                                                              -------

  Allocable to Interest

       Asset-Backed Notes ........................          $   87.7

       Asset-Backed Certificates (Equity) ........               6.4
                                                             -------
       Total Interest                                       $   94.1
                                                             -------


Distributable Income .............................          $  902.7
                                                             ========


Income Distributed ...............................          $  902.7
                                                             ========


*Represents the period March 11, 1999 (inception) through December 31, 1999.

Reference should be made to the Notes to Financial Statements.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 1999-1 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller"). Capitalized terms are defined in the prospectus dated February 24, 1999.

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

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a division of the Seller, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder by the acceptance of a Note agrees to treat the Notes as indebtedness in the Trust for federal, state and local income and franchise tax purposes. All the Certificates were issued to the Seller on the closing date. If the Seller sells less than all of the Certificates or if the Trust issues additional Certificates, this characterization may change.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME

1999 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $     0.0   $    0.0   $     0.0

Second quarter*.....................        323.7       36.0       359.7

Third quarter ......................        251.0       30.7       281.7

Fourth quarter .....................        233.9       27.4       261.3
                                        ---------   --------   ---------
     Total .........................    $   808.6   $   94.1   $   902.7
                                        =========   ========   =========



*Represents the period March 11, 1999 (inception) through June 30, 1999.

                          INDEPENDENT AUDITORS' REPORT

March 10, 2000


The Capital Auto Receivables Asset Trust 1999-2, its Certificateholders, Capital Auto Receivables, Inc., and Bankers Trust (Delaware), Owner Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 1999-2 as of December 31, 1999 and the related Statement of Distributable Income for the period September 9, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities and equity arising from cash transactions of the Capital Auto Receivables Trust Asset 1999-2 at December 31, 1999 and its distributable income for the period September 9, 1999 (date of inception) to December 31, 1999, on the basis of accounting described in Note 1.

s\ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

                  CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-2

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY

                                          December 31, 1999
                                       ------------------------
                                       (in millions of dollars)
ASSETS

Receivables-(Note 2) ......................  $1,848.6
                                             --------
TOTAL ASSETS ..............................  $1,848.6
                                             ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $1,793.1


Asset-Backed Certificates (Equity) ........      55.5
                                             --------
TOTAL LIABILITIES AND EQUITY ..............  $1,848.6
                                             ========



Reference should be made to the Notes to Financial Statements.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-2

                        STATEMENT OF DISTRIBUTABLE INCOME

                                                  Year Ended December 31, 1999*
                                                  ------------------------------
                                                     (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................           $  268.1

       Asset-Backed Certificates (Equity) ........                8.3
                                                              --------
       Total Principal                                       $  276.4
                                                              --------

  Allocable to Interest

       Asset-Backed Notes ........................           $   31.6

       Asset-Backed Certificates (Equity) ........                1.1
                                                              --------
       Total Interest                                        $   32.7
                                                              --------


Distributable Income .............................           $  309.1
                                                              ========


Income Distributed ...............................           $  309.1
                                                              ========



*Represents the period September 9, 1999 (inception) through December 31 1999.

Reference should be made to the Notes to Financial Statements.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-2
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 1999-2 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller"). Capitalized terms defined in the prospectus dated August 26, 1999.

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

Note 3:  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest on the Class A Notes, the Initial Variable Pay Term Note and the Certificates will be made on the fifteenth day of each month, or, if any such day is not a Business Day, on the next succeeding Business Day, commencing October 15, 1999 (each a "Distribution Date"). In general, no principal payments will be made on any class of the Class A Notes until its Targeted Final Distribution Date. On the Targeted Final Distribution Date for each class of Class A Notes, the Trust will pay the entire principal balance of that class of Class A Notes, to the extent of funds available therefor. The Trust may issue additional Variable Pay Term Notes on the Targeted Final Distribution Date for each class of Class A Notes, subject to certain conditions. If issued, the proceeds will be available to make payments of principal on the Targeted Final Distribution Date for each of the Class A Notes. The Targeted Final Distribution Dates for the Class A-1, Class A-2, Class A-3, Class A-4 and Class A-5 Notes are as follows, respectively: March 2000, September 2000, March 2001, September 2001 and September 2002.

Amounts available to pay principal on the Class A Notes on each Distribution Date that is not a Targeted Final Distribution Date for a class of Class A Notes will be applied to make principal payments on the Variable Pay Term Notes and distribution of Certificate Balance, pro rata based on the outstanding amount of the Notes and Certificates, to the extent of funds available therefor. Payments of principal on the Variable Pay Term Notes on the Targeted Final Distribution Dates for each class of Class A Notes will also be applied to the extent of funds available therefor. The Final Scheduled Distribution Date for the Variable Pay Term Notes will occur on the Distribution Date in January 2005.

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

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-2
                          NOTES TO FINANCIAL STATEMENTS


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

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENT

The Trust was a party to an interest rate swap with off-balance sheet risk which it uses in the normal course of business to reduce its exposure to fluctuations in interest rates. The Trust entered into the interest rate swap directly with the counterparty.

The interest rate swap is a contractual agreement between the Trust and the counterparty to exchange the net difference between a fixed and floating interest rate periodically over the life of the contract without exchange of the underlying principal amount. At December 31, 1999, the notional amount of such agreement was $212.9 million.

Fair value information presented herein is based on information available at December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been updated since those dates and therefore, the current estimates of fair value at dates subsequent to December 31, 1999 may differ significantly from this amount. The interest rate swap had a positive fair value of $5.7 million at December 31, 1999.

NOTE 5.  FEDERAL INCOME TAX

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

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-2

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME

1999 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $     0.0   $    0.0   $     0.0

Second quarter .....................          0.0        0.0         0.0

Third quarter ......................          0.0        0.0         0.0

Fourth quarter*.....................        276.4       32.7       309.1
                                        ---------   --------   ---------
     Total .........................    $   276.4   $   32.7   $   309.1
                                        =========   ========   =========




*Represents the period September 9, 1999 (inception) through December 31 1999.

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

          -- Capital Auto Receivables Asset Trust 1999-1, Financial Statements for the period March 11, 1999
                  (inception) through December 31, 1999.

          -- Capital Auto Receivables Asset Trust 1999-2 Financial Statements for the September 9, 1999
                  (inception) through December 31, 1999.

(b)               REPORTS ON FORM 8-K.

                  No current reports on Form 8-K have been filed by any of the above-mentioned Owner Trusts during the fourth quarter ended December 31, 1999.

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

                          CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-1
                          CAPITAL AUTO RECEIVABLES ASSET TRUST 1999-2




                                By: Bankers Trust (Delaware)
                                ------------------------------------------------
                                    (Owner   Trustee,   not  in  its  individual
                                     capacity  but  solely as Owner  Trustee  on
                                     behalf of the Issuer.)

                                s\ PATRICIA RUSSO
                                ------------------------------------------------
                                (Patricia Russo, Vice President)


Date: March 29, 2000
      -----------------