Form 10-Q
period 2000-06-30
CAPITAL AUTO RECEIVABLES INC
filed 2000-08-10
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000, OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



      CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1      333-06039
      -------------------------------------------      ---------------
            (Exact name of registrant as               Commission file
             specified in its charter)                      number



A Delaware Business Trust                         38-3082892
-------------------------------                   ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


c/o Bankers Trust (Delaware)
1011 Centre Road, Suite 200
Wilmington, Delaware                                   19805
---------------------------------------                ---------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code    (212) 250-6864
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

ITEM 1. FINANCIAL STATEMENTS

        1. Statement of Assets, Liabilities and Equity, June 30, 2000.
        2. Statement of Distributable Income for the Second Quarter and First Six Months ended June 30, 2000.
        3. Notes to Financial Statements.

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

                                     PART II


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Auto Receivales Asset Trust 2000-1 (the "Trust") was formed pursuant to a trust agreement between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee and issued the following Asset-Backed Notes and Certificates. The Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided ownership interests in the Trust. The Trust's property includes a pool of retail instalment sale contracts secured by new and used automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby and certain other property.

                                   Retail
                                  Finance
                Date of Sale    Receivables
                and Servicing    Aggregate     Asset-Backed      Asset-Backed
Trust             Agreement        Amount          Notes         Certificates
----------    ----------------   ---------   ----------------    ------------
                                 (millions)    (millions)         (millions)

Capital        April 19, 2000    $2,193.8    Class A-1 $   455.0    $  65.8
Auto                                         (Private Placement)
Receivables                                  Class A-2 $   390.0
Asset Trust                                  Class A-3 $   319.0
2000-1                                       Class A-4 $   390.0
                                             Class A-5 $    58.9
                                             Variable Pay Term
                                                       $   515.1
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

                              --------------------

                            PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

              20.1 Capital Auto Receivables Asset Trust 2000-1 Financial Statements for the Period April 19, 2000 (inception) through June 30, 2000.


         (b)  Reports on Form 8-K

              Current Reports on Form 8-K dated April 12, 2000 and May 5, 2000, reporting matters under Items 5 and 7, respectively, were filed during the second quarter ended June 30, 2000.




                              ---------------------

                                    SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1



                                by:   Bankers Trust (Delaware)
                                ------------------------------------------------
                                    (Owner   Trustee,   not  in  its  individual
                                     capacity  but  solely as Owner  Trustee  on
                                     behalf of the Issuer.)



                                 s\   JENNA KAUFMAN
                                 -----------------------------------------------
                                     (Jenna Kaufman, Vice President)


Date: August 10, 2000
      ---------------

                                                             Exhibit 20.1
                                                             Page 1 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                            June 30, 2000
                                       -----------------------
                                       (in millions of dollars)
ASSETS

Receivables-(Note 2) ......................  $2,051.8
                                             --------
TOTAL ASSETS ..............................  $2,051.8
                                             ========



LIABILITIES AND EQUITY (NOTES 2 and 3)

Asset-Backed Notes ........................  $1,990.2


Asset-Backed Certificates (Equity) ........      61.6
                                             --------
TOTAL LIABILITIES AND EQUITY ..............  $2,051.8
                                             ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.1
                                                             Page 2 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                   Period Ended
                                                   June 30, 2000*
                                               ----------------------
                                              (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................  $  137.8

       Asset-Backed Certificates (Equity) ........       4.2
                                                    --------
       Total Principal                              $  142.0
                                                    ========

  Allocable to Interest

       Asset-Backed Notes ........................  $   22.1

       Asset-Backed Certificates (Equity) ........       0.7
                                                    --------
       Total Interest                               $   22.8
                                                    ========


Distributable Income .............................  $  164.8
                                                    ========


Income Distributed ...............................  $  164.8
                                                    ========


*Represents the period April 19, 2000 (inception) through June 30, 2000.


Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.1
                                                             Page 3 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 2000-1 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller").

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On April 19, 2000, Capital Auto Receivables Asset Trust 2000-1 acquired retail finance receivables aggregating approximately $2,193.8 million from the Seller in exchange for six classes of Asset-Backed Notes representing indebtedness of the Trust of $455.0 million Class A-1; $390.0 million Class A-2; $319.0 million Class A-3; $390.0 million Class A-4; $58.9 million Class A-5; $515.1 million Initial Variable Pay Term Note; and $65.8 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby and certain other property. The Servicer has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.

Note 3:  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest on the Class A Notes, the Initial Variable Pay Term Note and the Certificates will be made on the fifteenth day of each month, or, if any such day is not a Business Day, on the next succeeding Business Day, commencing May 15, 2000 (each a "Distribution Date"). In general, no principal payments will be made on any class of the Class A Notes until its Targeted Final Distribution Date. On the Targeted Final Distribution Date for each class of Class A Notes, the Trust will pay the entire principal balance of that class of Class A Notes, to the extent of funds available therefor. The Trust may issue additional Variable Pay Term Notes on the Targeted Final Distribution Date for each class of Class A Notes, subject to certain conditions. If issued, the proceeds will be available to make payments of principal on the Targeted Final Distribution Date for each of the Class A Notes. The Targeted Final Distribution Dates for the Class A-1, Class A-2, Class A-3, Class A-4 and Class A-5 Notes are as follows, respectively: October 2000, April 2001, October 2001, April 2002 and April 2003.

Amounts available to pay principal on the Class A Notes on each Distribution Date that is not a Targeted Final Distribution Date for a class of Class A Notes, will be applied to make principal payments on the Variable Pay Term Notes and distribution of Certificate Balance, pro rata based on the outstanding amount of the Notes and Certificates, to the extent of funds available therefor. Payments of principal on the Variable Pay Term Notes on the Targeted Final Distribution Dates for each class of Class A Notes will also be applied to the extent of funds available therefor. The Final Scheduled Distribution Date for the Variable Pay Term Notes will occur on the Distribution Date in September 2005.

On each Distribution Date, Certificateholders will receive, in respect of the Certificate Balance, an amount equal to the Certificateholders' Principal Distributable Amount, a pro rata portion based on the outstanding amount of the Notes and Certificates, to the extent of funds available therefor. The Final Scheduled Distribution Date for the Certificates will occur on the Distribution Date in September 2005.

                                                             Exhibit 20.1
                                                             Page 4 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (continued)

Interest on the outstanding principal amount of the Notes accrues from April 19, 2000 or from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Notes receive interest at the rate of 6.52% per annum. The Class A-2 Notes receive interest at the rate of 6.81% per annum. The Class A-3 Notes receive interest at the rate of 6.96% per annum. The Class A-4 Notes receive interest at the rate of 7.00% per annum. The Class A-5 Notes receive interest at the rate of 7.07% per annum. The Initial Variable Pay Term Note receives interest at the rate of one Month LIBOR plus 0.07% per annum. For the period April 19, 2000 through April 30, 2000, the Initial Variable Pay Term Note interest rate was 6.20% per annum. Interest on Class A-1 Note and the Initial Variable Pay Term Note is calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year. Interest on Class A-2, Class A-3, Class A-4 and Class A-5 Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 7.28% per annum on the outstanding Certificate Balance.


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