Form 10-Q
period 2000-09-30
CAPITAL AUTO RECEIVABLES INC
filed 2000-11-09
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



  CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1                  333-06039
----------------------------------------------            ---------------------
        (Exact name of registrant as                           Commission file
         specified in its charter)                                 number



A Delaware Business Trust                                      38-3082892
--------------------------------                          ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


c/o Bankers Trust (Delaware)
1011 Centre Road, Suite 200
Wilmington, Delaware                                              19805
----------------------------------------                  ---------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code           (212) 250-6864
                                                          ---------------------


Securities registered pursuant to Section 12(b) of the Act:  (None)
Section 12(g) of the Act:  (None).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. Yes  X.   No .
                     ----  ----

This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:


                          PART I. FINANCIAL INFORMATION

The required information is given as to the registrants as shown on page 1 herein.

ITEM 1. FINANCIAL STATEMENTS

        1.  Statement of Assets, Liabilities and Equity, September 30, 2000.
        2. Statement of Distributable Income for the Third Quarter and Nine Months ended September 30, 2000.
        3.  Notes to Financial Statements.

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

                                     PART II

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Auto Receivables Asset Trust 2000-1 (the "Trust") was formed pursuant to a trust agreement between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee and issued the following Asset-Backed Notes and Certificates. The Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided ownership interests in the Trust. The Trust's property includes a pool of retail instalment sale contracts secured by new and used automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby and certain other property.

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

                              --------------------

                            PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

              20.1 Capital Auto Receivables Asset Trust 2000-1 Financial Statements for the Period April 19, 2000 (inception) through September 30, 2000.


         (b)   Reports on Form 8-K

               No current reports on Form 8-K have been filed by the above mentioned Trust during the third quarter ended September 30, 2000.









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



                                 s\ Charles C. Greiter
                                 -----------------------------------------------
                                   (Charles Greiter, Vice President)


Date: November 09, 2000
      -----------------

                                                              Exhibit 20.1
                                                              Page 1 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                          September 30, 2000
                                       -----------------------
                                       (in millions of dollars)
ASSETS

Receivables-(Note 2) ......................  $1,835.8
                                             --------
TOTAL ASSETS ..............................  $1,835.8
                                             ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $1,780.7


Asset-Backed Certificates (Equity) ........      55.1
                                             --------
TOTAL LIABILITIES AND EQUITY ..............  $1,835.8
                                             ========



Reference should be made to the Notes to Financial Statements.


                                                              Exhibit 20.1
                                                              Page 2 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1

                        STATEMENT OF DISTRIBUTABLE INCOME



                                                   Period Ended September 30, 2000
                                                    Third Quarter    Nine Months*
                                                   -------------------------------
                                                       (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................  $  209.5        $   347.3

       Asset-Backed Certificates (Equity) ........       6.5             10.7
                                                    --------        ---------
       Total Principal                              $  216.0        $   358.0
                                                    ========        =========

  Allocable to Interest

       Asset-Backed Notes ........................  $   32.9        $   55.0

       Asset-Backed Certificates (Equity) ........       1.1             1.8
                                                    ---------       ---------
       Total Interest                               $   34.0        $   56.8
                                                    ========        =========

Distributable Income .............................  $  250.0        $  414.8
                                                    ========        =========


Income Distributed ...............................  $  250.0        $  414.8
                                                    ========       =========


*Represents the period April 19, 2000 (inception) through September 30, 2000.


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


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a Grantor Trust for federal income tax purposes. Each Noteholder by the acceptance of a Note agrees to treat the Notes as indebtedness in the Trust for federal, state and local income and franchise tax purposes. Each Certificateholder by the acceptance of a Certificate agrees to treat the Certificates as equity interests in a grantor trust for federal, state and local income and franchise tax purposes. A portion of the Certificates was issued to the Seller on the closing date.


NOTE 5. SUBSEQUENT EVENTS

On October 16, 2000 the Trust issued a $455,000,000 Variable Pay Term Note. The Trust used the proceeds to pay the Class A-1 Notes that matured on October 16, 2000.