Form 10-K
period 2000-12-31
CAPITAL AUTO RECEIVABLES INC
filed 2001-03-26
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2000, OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.




         CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1         333-06039
         CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-2         333-06039
         -------------------------------------------       ---------------
               (Exact name of registrant as                Commission file
                specified in its charter)                      number




A Delaware Business Trust                           38-3082892
--------------------------------                  ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


c/o Bankers Trust (Delaware)
1011 Centre Road, Suite 200
Wilmington, Delaware                                19805
----------------------------------------          ----------
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

                                     PART I

ITEM 1.  BUSINESS


Each Capital Auto Receivables Asset Trust, (the "Trust") was formed pursuant to a Trust Agreement, between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee of the related Trust. The Trusts have issued Asset-Backed Notes (the "Notes"). The Notes are issued and secured pursuant to Indentures between the related Trust and Bank One, National Association as Indenture Trustee. Each Trust has also issued Asset-Backed Certificates.



                      CAPITAL AUTO RECEIVABLES ASSET TRUST
                      -------------------------------------

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1
                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-2

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Each of the Trusts was formed pursuant to a trust agreement between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee, and issued the following Asset-Backed Notes and Certificates. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided equity interests in the respective Trust. Each Trust's property includes a pool of retail instalment sale contracts secured by automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby, interest rate swap and certain other property.




                                   Retail
                                  Finance
                Date of Sale    Receivables
                and Servicing    Aggregate     Asset-Backed      Asset-Backed
Trust             Agreement       Amount         Notes           Certificates
----------    ----------------   ---------   ----------------    ------------
                                 (millions)     (millions)         (millions)

Capital       April 19, 2000     $2,193.8    Class A-1 $ 455.0         $ 65.8
Auto                                         (Private Placement)
Receivables                                  Class A-2   390.0
Asset Trust                                  Class A-3   319.0
2000-1                                       Class A-4   390.0
                                             Class A-5    58.9
                                             Variable Pay Term
                                                         515.1
                                             (Private Placement)


Capital       December 14, 2000  $2,260.0    Class A-1 $ 463.0         $ 61.8
Auto                                         (Private Placement)      (Private
Receivables                                                           Placement)
Asset Trust                                  Class A-2   362.0
2000-2                                       Class A-3   267.0
                                             Class A-4   351.3
                                             Variable Pay Revolving
                                                         557.0
                                             (Private Placement)

General Motors Acceptance Corporation, the originator of the retail receivables, continues to service the receivables for the aforementioned Trusts and receives compensation and fees for such services. Investors receive periodic payments of principal and interest for each class of Notes and Certificates as the receivables are liquidated.

                              --------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                              CROSS REFERENCE SHEET


Exhibit No.                       Caption                                   Page
-----------   ----------------------------------------------------          ----


    --        Capital Auto Receivables Asset Trust 2000-1, Independent
              Auditors' Report,  Financial Statements  and Selected         II-3
              Quarterly Data for  the Year Ended December 31, 2000.

    --        Capital Auto Receivables Asset Trust 2000-2, Independent
              Auditors' Report,  Financial Statements  and Selected         II-9
              Quarterly Data for   the Year Ended December 31, 2000.

    27.1      Financial Data Schedule for Capital Auto Receivables
              Asset Trust 2000-1 and 2000-2 (for SEC electronic              --
              Filing purposes only).


                              ---------------------

                          INDEPENDENT AUDITORS' REPORT


The Capital Auto Receivables Asset Trust 2000-1, its Certificateholders, Capital Auto Receivables, Inc., and Bankers Trust (Delaware), Owner Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 2000-1 as of December 31, 2000 and the related Statement of Distributable Income for the period April 19, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Capital Auto Receivables Asset Trust 2000-1 at December 31, 2000 and its distributable income for the period April 19, 2000 (date of inception) to December 31, 2000, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243


March 9, 2001

                  CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY



                                          December 31, 2000
                                        ----------------------
                                       (in millions of dollars)
ASSETS

Receivables-(Note 2).......................  $1,635.6
                                             --------
TOTAL ASSETS ..............................  $1,635.6
                                             ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $1,586.5


Asset-Backed Certificates (Equity) ........      49.1
                                             --------
TOTAL LIABILITIES AND EQUITY ..............  $1,635.6
                                             ========



Reference should be made to the Notes to Financial Statements.

                  CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1

                        STATEMENT OF DISTRIBUTABLE INCOME



                                                  Year Ended December 31, 2000*
                                                --------------------------------
                                                    (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................               $  541.5

       Asset-Backed Certificates (Equity) ........                   16.7
                                                                  -------
       Total Principal                                           $  558.2
                                                                  -------

  Allocable to Interest

       Asset-Backed Notes ........................               $   84.4

       Asset-Backed Certificates (Equity) ........                    2.8
                                                                  -------
       Total Interest                                            $   87.2
                                                                  -------


Distributable Income .............................               $  645.4
                                                                  =======


Income Distributed ...............................               $  645.4
                                                                  =======



*Represents the period April 19, 2000 (inception) through December 31, 2000.

Reference should be made to the Notes to Financial Statements.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 2000-1 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller"). Capitalized terms are defined in the prospectus dated April 11, 2000.

The Trust uses interest rate swaps to alter its interest rate exposure. The swaps are executed as an integral element of a specific investment transaction. As the Trust's financial statements are prepared on the basis of cash receipts and cash disbursements, the impact of the interest rate swaps are reflected in the cash flows shown in the Statement of Distributable Income.


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On April 19, 2000, Capital Auto Receivables Asset Trust 2000-1 acquired retail finance receivables aggregating approximately $2,193.8 million from the Seller in exchange for six classes of Asset-Backed Notes representing indebtedness of the Trust of $455.0 million Class A-1; $390.0 million Class A-2; $319.0 million Class A-3; $390.0 million Class A-4; $58.9 million Class A-5; $515.1 million Initial Variable Pay Term Note; and $65.8 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby, interest rate swap and certain other property. The Servicer has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.


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

Amounts available to pay principal on the Class A Notes on each Distribution Date that is not a Targeted Final Distribution Date for a class of Class A Notes will be applied to make principal payments on the Variable Pay Term Notes and distribution of Certificate Balance, pro rata, based on the outstanding amount of the Notes and Certificates, to the extent of funds available therefor. Payments of principal on the Variable Pay Term Notes on the Targeted Final Distribution Dates for each class of Class A Notes will also be applied to the extent of funds available therefor. The Final Scheduled Distribution Date for the Variable Pay Term Notes will occur on the Distribution Date in September 2005.

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

Interest on the outstanding principal amount of the Notes accrues from April 19, 2000 or from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Notes receive interest at the rate of 6.52% per annum. The Class A-2 Notes receive interest at the rate of 6.81% per annum. The Class A-3 Notes receive interest at the rate of 6.96% per annum. The Class A-4 Notes receive interest at the rate of 7.00% per annum. The Class A-5 Notes receive interest at the rate of 7.07% per annum. The Initial Variable Pay Term Note receives interest at the rate of one Month LIBOR plus 0.07% per annum. Interest on Class A-1 Notes and the Initial Variable Pay Term Note is calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year. Interest on Class A-2, Class A-3, Class A-4 and Class A-5 Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 7.28% per annum on the outstanding Certificate Balance.

The Initial Variable Pay Term Noteholders received interest at a weighted average rate of 6.58% per annum from April 19, 2000 through December 15, 2000.

On October 16, 2000, the Trust issued a $455,000,000 Variable Pay Term Note Class 2 (VPTN-2). The Trust used the proceeds to pay the Class A-1 Notes that matured on October 16, 2000. The VPTN-2 receives interest at a rate of one Month LIBOR plus 0.12% per annum.

The VPTN-2 Noteholder received interest at a weighted average rate of 6.74% per annum from October 16, 2000 through December 15, 2000.


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

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME




2000 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------     -----
                                           (in millions of dollars)

First quarter ......................    $     0.0   $    0.0   $     0.0

Second quarter*.....................        142.0       22.8       164.8

Third quarter ......................        216.0       34.0       250.0

Fourth quarter .....................        200.2       30.4       230.6
                                        ---------   --------   ---------
     Total .........................    $   558.2   $   87.2   $   645.4
                                        =========   ========   =========



*Represents the period April 19, 2000 (inception) through June 30, 2000.

                          INDEPENDENT AUDITORS' REPORT


The Capital Auto Receivables Asset Trust 2000-2, its Certificateholders, Capital Auto Receivables, Inc., and Bankers Trust (Delaware), Owner Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 2000-2 as of December 31, 2000 and the related Statement of Distributable Income for the period December 14, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Capital Auto Receivables Asset Trust 2000-2 at December 31, 2000 and its distributable income for the period December 14, 2000 (date of inception) to December 31, 2000, on the basis of accounting described in Note 1.

s\ Deloitte & Touche LLP

------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243


March 9, 2001

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-2

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY



                                          December 31, 2000
                                        ----------------------
                                       (in millions of dollars)
ASSETS

Receivables-(Discounted)(Note 2)...........  $2,062.1
                                             --------
TOTAL ASSETS ..............................  $2,062.1
                                             ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $2,000.3


Asset-Backed Certificates (Equity) ........      61.8
                                             --------
TOTAL LIABILITIES AND EQUITY ..............  $2,062.1
                                             ========



Reference should be made to the Notes to Financial Statements.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-2

                        STATEMENT OF DISTRIBUTABLE INCOME



                                                  Year Ended December 31, 2000*
                                                  -----------------------------
                                                    (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................                 $   0.0

       Asset-Backed Certificates (Equity) ........                     0.0
                                                                     -----
       Total Principal                                             $   0.0
                                                                     -----

  Allocable to Interest

       Asset-Backed Notes ........................                 $   0.0

       Asset-Backed Certificates (Equity) ........                     0.0
                                                                    ------
       Total Interest                                              $   0.0
                                                                    ------


Distributable Income .............................                 $   0.0
                                                                    ======


Income Distributed ...............................                 $   0.0
                                                                    ======


*Represents the period December 14, 2000 (inception) through December 31, 2000.

Reference should be made to the Notes to Financial Statements.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-2
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 2000-2 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller"). Capitalized terms are defined in the prospectus dated November 29, 2000.

The Trust uses interest rate swaps to alter its interest rate exposure. The swaps are executed as an integral element of a specific investment transaction. As the Trust's financial statements are prepared on the basis of cash receipts and cash disbursements, the impact of the interest rate swaps are reflected in the cash flows shown in the Statement of Distributable Income.


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On December 14, 2000, Capital Auto Receivables Asset Trust 2000-2 acquired retail finance receivables aggregating approximately $2,062.1 million at a discount of $197.9 million from the Seller in exchange for five classes of Asset-Backed Notes representing indebtedness of the Trust of $463.0 million Class A-1; $362.0 million Class A-2; $267.0 million Class A-3; $351.3 million Class A-4; $557.0 million Initial Variable Pay Revolving Note; and $61.8 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby, interest rate swap and certain other property. The Servicer has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest on the Class A Notes, the Initial Variable Pay Revolving Note and Certificates will be made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing on January 16, 2001 (each a "Distribution Date"). In general, no principal payments will be made on any class of Class A Notes until its Targeted Final Distribution Date. On the Targeted Final Distribution Date for each class of Class A Notes, the Trust will pay the entire principal balance of that class of Class A Notes, to the extent of funds available therefor. On the Targeted Final Distribution Date for a class of Class A Notes, the proceeds from any incremental advances under the Variable Pay Revolving Note will also be available to make principal payments. The Targeted Final Distribution Dates for the Class A-1, Class A-2, Class A-3, and Class A-4 are as follows, respectively:
June 2001, December 2001, June 2002, and December 2002.

Amounts available to pay principal on the Class A Notes on each Distribution Date that is not a Targeted Final Distribution Date for a class of Class A Notes will be applied to make principal payments on the Variable Pay Revolving Note and distributions of Certificate Balance, pro rata, based on the outstanding amount of the Notes and Certificates, to the extent of funds available therefor. Payments of principal on the Variable Pay Revolving Note on the Targeted Final Distribution Dates for each class of Class A Notes will also be applied to the extent of funds available therefor. The Final Scheduled Distribution Date for the Variable Pay Revolving Note will occur on the Distribution Date in July 2006.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-2
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. PRINCIPAL AND INTEREST PAYMENTS (concluded)

On each Distribution Date, Certificateholders will receive, in respect of the Certificate Balance, an amount equal to the Certificateholders' Principal Distributable Amount, a pro rata portion based on the outstanding amount of the Notes and Certificates, to the extent of funds available therefor. The Final Scheduled Distribution Date for the Certificates will occur on the Distribution Date in July 2006.

Interest on the outstanding principal amount of the Notes accrues from December 14, 2000 or from the most recent Distribution Date on which interest has been paid to, but excluding, the following Distribution Date. The Class A-1 Notes receive interest at the rate of 6.593% per annum. The Class A-2 Notes receive interest at the rate of 6.510% per annum. The Class A-3 Notes and the Class A-4 Notes receive interest at the rate of 6.460% per annum. The Initial Variable Pay Revolving Note receives interest at the rate of one Month LIBOR plus 0.09% per annum. Interest on Class A-1 Notes and the Initial Variable Revolving Note is calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year. Interest on Class A-2, Class A-3, and Class A-4 is calculated on the bases of a 360-day year consisting of twelve 30-day months. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 6.450% per annum on the outstanding Certificate Balance.


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


NOTE 5. SUBSEQUENT EVENTS

On February 5, 2001 GMAC sold $57,385,000 of the CARAT 2000-2 Asset-Backed Certificates which approximated 99% of the outstanding Certificate Balance.

Subsequent to the sale of the Certificates the Trust will be classified as a partnership, and therefore not taxable as a corporation for federal income tax purposes.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-2

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME



2000 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------     -----
                                             (in millions of dollars)

First quarter ......................    $     0.0   $    0.0   $     0.0

Second quarter......................          0.0        0.0         0.0

Third quarter ......................          0.0        0.0         0.0

Fourth quarter*.....................          0.0        0.0         0.0
                                        ---------   --------   ---------
     Total .........................    $     0.0   $    0.0   $     0.0
                                        =========   ========   =========



*Represents the period December 14, 2000 (inception) through December 31, 2000.

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

          -- Capital Auto Receivables Asset Trust 2000-1, Financial Statements for the period April 19, 2000 (inception) through December 31, 2000.

          -- Capital Auto Receivables Asset Trust 2000-2, Financial Statements for the period December 14, 2000 (inception) through December 31, 2000.


(b)            REPORTS ON FORM 8-K.

               Current Reports on Form 8-K dated November 30, 2000 and December 19, 2000, reporting matters under Items 5 and 7 were filed during the fourth quarter ended December 31, 2000 for Capital Auto Receivables Asset Trust 2000-2.

ITEMS 2, 3, 4, 5, 6, 9, 10, 11, 12 and 13 are not applicable and have been omitted.

                                    SIGNATURE


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-1
                                CAPITAL AUTO RECEIVABLES ASSET TRUST 2000-2



                                by:   Bankers Trust (Delaware)
                                ------------------------------------------------
                                    (Owner   Trustee,   not  in  its  individual
                                     capacity  but  solely as Owner  Trustee  on
                                     behalf of the Issuer.)


                                s\ CHARLES C. GREITER
                                ----------------------------------------
                                  (Charles C. Greiter, Vice President)


Date: March 26, 2001