Form 10-Q
period 2001-03-31
CAPITAL AUTO RECEIVABLES INC
filed 2001-05-10
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
---
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001, OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



      CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1          333-06039
      -------------------------------------------       ---------------
            (Exact name of registrant as                Commission file
             specified in its charter)                      number





A Delaware Business Trust                            38-3082892
--------------------------------                  ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


c/o Bankers Trust (Delaware)
1011 Centre Road, Suite 200
Wilmington, Delaware                                19805
----------------------------------------          ----------
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

ITEM 1. FINANCIAL STATEMENTS

     1.   Statement of Assets, Liabilities and Equity, as of March 31, 2001.

     2. Statement of Distributable Income for the Three Months ended March 31, 2001.

     3.   Notes to Financial Statements.

The above described Financial Statements for the registrant are submitted herewith as Exhibit 20.1.

In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.

                                     PART II


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Auto Receivables Asset Trust 2001-1 (the "Trust") was formed pursuant to a trust agreement between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee and issued the following Asset-Backed Notes and Certificates. The Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided equity interests in the Trust. The Trust's property includes a pool of retail instalment sale contracts secured by new automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby, interest rate swaps and certain other property.

                                  Retail
                                  Finance
                Date of Sale    Receivables
                and Servicing    Aggregate     Asset-Backed      Asset-Backed
 Trust             Agreement      Amount           Notes         Certificates
----------    ----------------   ---------   ----------------    ------------
                                 (millions)    (millions)         (millions)

Capital       January 17, 2001    $3,400.0   Class A-1 $   617.0  $  92.4
Auto                                         (Private Placement)
Receivables                                  Class A-2 $   526.0
Asset Trust                                  Class A-3 $   429.0
2001-1                                       Class A-4 $   471.0
                                             Class A-5 $   250.6
                                             Variable Pay Revolving Note
                                                       $   693.0
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

                              --------------------

                            PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibit(s):

              20.1 Capital Auto Receivables Asset Trust 2001-1 Financial Statements for the Period January 17, 2001 (inception) through March 31, 2001.


         (b)   Reports on Form 8-K:

                     Current Reports on Form 8-K dated January 9, 2001 and January 23, 2001, reporting matters under Items 5 and 7, respectively, were filed during the first quarter ended March 31, 2001.




                              ---------------------

                                     SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1



                                by:   Bankers Trust (Delaware)
                                --------------------------------------------
                                (Owner   Trustee,   not  in  its  individual
                                 capacity  but  solely as Owner  Trustee  on
                                 behalf of the Issuer.)



                                s\ Charles C. Greiter
                                -------------------------------------------
                                (Charles C. Greiter, Vice President)


Date: May 10, 2001
      -----------

                                                                    Exhibit 20.1
                                                                    Page 1 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                          March 31, 2001
                                        ----------------------
                                        (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $2,906.4
                                             --------
TOTAL ASSETS ..............................  $2,906.4
                                             ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $2,819.2


Asset-Backed Certificates (Equity) ........      87.2
                                             --------
TOTAL LIABILITIES AND EQUITY ..............  $2,906.4
                                             ========



Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                    Page 2 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1

                        STATEMENT OF DISTRIBUTABLE INCOME




                                             Three Months Ended March 31, 2001*
                                             ---------------------------------
                                                 (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................         $ 167.4

       Asset-Backed Certificates (Equity) ........             5.2
                                                          ---------
       Total Principal                                     $ 172.6
                                                          =========

  Allocable to Interest

       Asset-Backed Notes ........................         $  26.3

       Asset-Backed Certificates (Equity) ........             0.9
                                                          ---------
       Total Interest                                      $  27.2
                                                          =========

Distributable Income .............................         $ 199.8
                                                          =========


Income Distributed ...............................         $ 199.8
                                                          =========


*Represents the period January 17, 2001 (inception) through March 31, 2001.


Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                    Page 3 of 4

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 2001-1 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller"). Capitalized terms are defined in the prospectus dated January 9, 2001.

The Trust uses interest rate swaps to alter its interest rate exposure. The swaps are executed as an integral element of a specific investment transaction. As the Trust's financial statements are prepared on the basis of cash receipts and cash disbursements, the impact of the interest rate swaps is reflected in the cash flows shown in the Statement of Distributable Income.

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On January 17, 2001, the Trust acquired retail finance receivables aggregating approximately $3,079.0 million at a discount of $321.0 million from the Seller in exchange for six classes of Asset-Backed Notes representing indebtedness of the Trust of $617.0 million Class A-1; $526.0 million Class A-2; $429.0 million Class A-3; $471.0 million Class A-4; $250.6 million Class A-5; $693.0 million Initial Variable Pay Revolving Note; and $92.4 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby, interest rate swaps and certain other property. The Servicer has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest on the Class A Notes, the Initial Variable Pay Revolving Note and the Certificates will be made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing February 15, 2001 (each a "Distribution Date"). In general, no principal payments will be made on any class of Class A Notes until its Targeted Final Distribution Date. On the Targeted Final Distribution Date for each class of Class A Notes, the Trust will pay the entire principal balance of that class of Class A Notes, to the extent of funds available therefor. On the Targeted Final Distribution Date for a class of Class A Notes, the proceeds from any incremental advances under the Variable Pay Revolving Note will also be available to make principal payments. The Targeted Final Distribution Dates for the Class A-1, Class A-2, Class A-3, Class A-4 and Class A-5 Notes are as follows, respectively: July 2001, January 2002, July 2002, January 2003 and January 2004.

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

                                                                    Exhibit 20.1
                                                                    Page 4 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1
                          NOTES TO FINANCIAL STATEMENTS


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

Interest on the outstanding principal amount of the Notes accrues from January 17, 2001 or from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Note receives interest at the rate of 5.46% per annum. The Class A-2 Notes receive interest at the rate of 5.34% per annum. The Class A-3 Notes receive interest at the rate of 5.33% per annum. The Class A-4 Notes receive interest at the rate of one Month LIBOR plus 0.07% per annum. The Class A-5 Notes receive interest at the rate of one Month LIBOR plus 0.08% per annum. The Initial Variable Pay Revolving Note receives interest at the rate of one Month LIBOR plus 0.11% per annum. Interest on Class A-1 Note, Class A-4 Notes, Class A-5 Notes and the Initial Variable Pay Revolving Note is calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year. Interest on Class A-2 Notes and Class A-3 Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 5.80% per annum on the outstanding Certificate Balance.

The Class A-4 Noteholders, Class A-5 Noteholders and the Initial Variable Pay Revolving Noteholder received interest at a weighted average rate as follows, respectively: 5.81% per annum, 5.82% per annum, and 5.86% per annum from January 17, 2001 through March 15, 2001.


NOTE 4.  FEDERAL INCOME TAX

The Trust will not be taxable as an association or publicly traded partnership taxable as a corporation, but will be classified as a partnership for federal income tax purposes. Each Noteholder, by the acceptance of a Note, agrees to treat the Notes as indebtedness in the Trust for federal, state and local income and franchise tax purposes. Each Certificateholder, by the acceptance of a Certificate, agrees to treat the Certificates as equity interests in the trust for federal, state and local income and franchise tax purposes. A portion of the Certificates was issued to the Seller on the closing date.