Form 10-Q
period 2001-06-30
CAPITAL AUTO RECEIVABLES INC
filed 2001-08-02
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
---
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001, OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



      CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1       333-06039
      CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-2       333-93431
      -------------------------------------------   ---------------
       (Exact name of registrant as                 Commission file
        specified in its charter)                         number



A Delaware Business Trust                         38-3082892
-------------------------------               -------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)


c/o Bankers Trust (Delaware)
1011 Centre Road, Suite 200
Wilmington, Delaware                              19805
---------------------------------------         ---------
(Address of principal executive offices)        (Zip Code)



Registrant's telephone number, including area code (212) 250-6864
                                                   ---------------


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

ITEM 1. FINANCIAL STATEMENTS

1.   Statement of Assets, Liabilities and Equity, as of June 30, 2001.

2. Statement of Distributable Income for the Second Quarter and Six Months ended June 30, 2001.

3.   Notes to Financial Statements.

The above described Financial Statements for the registrants are submitted herewith as Exhibit 20.1 and Exhibit 20.2.

In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.

                                     PART II


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Each Capital Auto Receivables Asset Trust(the "Trusts") was formed pursuant to a trust agreement between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee. The Trusts issued the following Asset-Backed Notes and Certificates. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided equity interests in the respective Trust. Each Trust's property includes a pool of retail instalment sale contracts secured by new automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby, interest rate swaps and certain other property.

                                   Retail
                                  Finance
                Date of Sale    Receivables
                and Servicing    Aggregate     Asset-Backed      Asset-Backed
Trust             Agreement        Amount         Notes          Certificates
----------    ----------------   ---------   ----------------    ------------
                                 (millions)    (millions)         (millions)

Capital       January 17, 2001    $3,400.0   Class A-1 $   617.0  $  92.4
Auto                                         (Private Placement)
Receivables                                  Class A-2 $   526.0
Asset Trust                                  Class A-3 $   429.0
2001-1                                       Class A-4 $   471.0
                                             Class A-5 $   250.6
                                             Variable Pay Revolving Note
                                                       $   693.0
                                             (Private Placement)


Capital          June 26, 2001    $2,300.0   Class A-1 $   447.0  $  64.6
Auto                                          (Private Placement)
Receivables                                  Class A-2 $   680.0
Asset Trust                                  Class A-3 $   385.0
2001-2                                       Class A-4 $   150.6
                                             Variable Pay Revolving Note
                                                       $   425.0
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

                              --------------------

                            PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibit(s):

               20.1 Capital  Auto  Receivables   Asset  Trust  2001-1  Financial
                    Statements for the Period January 17, 2001 (inception) through June 30, 2001.

               20.2 Capital  Auto  Receivables   Asset  Trust  2001-2  Financial
                    Statements for the Period June 26, 2001 (inception) through June 30, 2001.


         (b)   Reports on Form 8-K:

               No  reports  on  Form  8-K  have  been  filed  by  Capital   Auto
               Receivables Asset Trust 2001-1 during the second quarter ended June 30, 2001.


               Current reports on Form 8-K dated June 15, 2001 and June 21, 2001 reporting matters under Items 5 and 7 were filed by Capital Auto Receivables Asset Trust 2001-2 during the second quarter ended June 30, 2001.





                              ---------------------

                                     SIGNATURE



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1
                                CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-2




                                by:   Bankers Trust (Delaware)
                                ----------------------------------------------
                                  (Owner   Trustee,   not  in  its  individual
                                   capacity  but  solely as Owner  Trustee  on
                                   behalf of the Issuer.)



                                s\ CHARLES C. GREITER
                                ----------------------------------------
                                (Charles C. Greiter, Attorney in Fact)


Date: August 2, 2001
      --------------

                                                             Exhibit 20.1
                                                             Page 1 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                            June 30, 2001
                                       -----------------------
                                       (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $2,638.3
                                             --------
TOTAL ASSETS ..............................  $2,638.3
                                             ========


LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $2,559.1


Asset-Backed Certificates (Equity) ........      79.2
                                             --------
TOTAL LIABILITIES AND EQUITY ..............  $2,638.3
                                             ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.1
                                                             Page 2 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                   Period Ended June 30, 2001
                                                   Second Quarter    Six Months*
                                                   -----------------------------
                                                      (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................  $  260.1          $   427.5

       Asset-Backed Certificates (Equity) ........       8.0               13.2
                                                    --------          ---------
       Total Principal                              $  268.1          $   440.7
                                                    ========          =========

  Allocable to Interest

       Asset-Backed Notes ........................  $   35.9           $   62.2

       Asset-Backed Certificates (Equity) ........       1.2                2.1
                                                    --------          ---------
       Total Interest                               $   37.1           $   64.3
                                                    ========          =========

Distributable Income .............................  $  305.2           $  505.0
                                                    ========          =========


Income Distributed ...............................  $  305.2           $  505.0
                                                    ========          =========


*Represents the period January 17, 2001 (inception) through June 30, 2001.


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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On January 17, 2001, the Trust acquired retail finance receivables aggregating approximately $3,079.0 million, which included a discount of $321.0 million from the Seller in exchange for six classes of Asset-Backed Notes representing indebtedness of the Trust of $617.0 million Class A-1; $526.0 million Class A-2; $429.0 million Class A-3; $471.0 million Class A-4; $250.6 million Class A-5; $693.0 million Initial Variable Pay Revolving Note; and $92.4 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby, interest rate swaps and certain other property. The Servicer has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.

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

Interest on the outstanding principal amount of the Notes accrues from January 17, 2001 or from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Note receives interest at the rate of 5.46% per annum. The Class A-2 Notes receive interest at the rate of 5.34% per annum. The Class A-3 Notes receive interest at the rate of 5.33% per annum. The Class A-4 Notes receive interest at the rate of one Month London Interbank Offer Rate (LIBOR) plus 0.07% per annum. The Class A-5 Notes receive interest at the rate of one Month LIBOR plus 0.08% per annum. The Initial Variable Pay Revolving Note receives interest at the rate of one Month LIBOR plus 0.11% per annum. Interest on Class A-1 Note, Class A-4 Notes, Class A-5 Notes and the Initial Variable Pay Revolving Note is calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year. Interest on Class A-2 Notes and Class A-3 Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 5.80% per annum on the outstanding Certificate Balance and calculated on the basis of a 360-day year consisting of twelve 30-day months.

The Class A-4 Noteholders, Class A-5 Noteholders and the Initial Variable Pay Revolving Noteholder received interest at a weighted average rate as follows, respectively: 5.21% per annum, 5.22% per annum, and 5.39% per annum from January 17, 2001 through June 14, 2001.


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

                                                             Exhibit 20.2
                                                             Page 1 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-2

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                             June 30, 2001
                                        -----------------------
                                       (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $2,152.2
                                             --------
TOTAL ASSETS ..............................  $2,152.2
                                             ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $2,087.6

Asset-Backed Certificates (Equity) ........      64.6
                                             --------
TOTAL LIABILITIES AND EQUITY ..............  $2,152.2
                                             ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.2
                                                             Page 2 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-2

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                 Six Months Ended June 30, 2001*
                                                 -------------------------------
                                                     (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................            $   0.0

       Asset-Backed Certificates (Equity) ........                0.0
                                                              --------
       Total Principal                                        $   0.0
                                                              ========

  Allocable to Interest

       Asset-Backed Notes ........................            $   0.0

       Asset-Backed Certificates (Equity) ........                0.0
                                                             ---------
       Total Interest                                         $   0.0
                                                             =========

Distributable Income .............................            $   0.0
                                                             =========


Income Distributed ...............................            $   0.0
                                                             =========


*Represents the period June 26, 2001 (inception) through June 30, 2001.


Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.2
                                                             Page 3 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-2
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 2001-2 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller"). Capitalized terms are defined in the prospectus dated June 14, 2001.

The Trust uses interest rate swaps to alter its interest rate exposure. The swaps are executed as an integral element of a specific investment transaction. As the Trust's financial statements are prepared on the basis of cash receipts and cash disbursements, the impact of the interest rate swaps is reflected in the cash flows shown in the Statement of Distributable Income.

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On June 26, 2001, the Trust acquired retail finance receivables aggregating approximately $2,152.2 million, which included a discount of $147.8 million from the Seller in exchange for five classes of Asset-Backed Notes representing indebtedness of the Trust of $447.0 million Class A-1; $680.0 million Class A-2; $385.0 million Class A-3; $150.6 million Class A-4; $425.0 million Initial Variable Pay Revolving Note; and $64.6 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby, interest rate swaps and certain other property. The Servicer has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest on the Class A Notes, the Initial Variable Pay Revolving Note and the Certificates will be made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing July 16, 2001 (each a "Distribution Date"). In general, no principal payments will be made on any class of Class A Notes until its Targeted Final Distribution Date. On the Targeted Final Distribution Date for each class of Class A Notes, the Trust will pay the entire principal balance of that class of Class A Notes, to the extent of funds available therefor. On the Targeted Final Distribution Date for a class of Class A Notes, the proceeds from any incremental advances under the Variable Pay Revolving Note will also be available to make principal payments. The Targeted Final Distribution Dates for the Class A-1, Class A-2, Class A-3, and Class A-4 Notes are as follows, respectively: December 2001, June 2002, June 2003, and June 2004.

Amounts available to pay principal on the Class A Notes on each Distribution Date that is not a Targeted Final Distribution Date for a class of Class A Notes will be applied to make principal payments on the Variable Pay Revolving Note and distributions of Certificate Balance, pro rata, based on the outstanding amount of the Notes and Certificates, to the extent of funds available therefor. Payments of principal on the Variable Pay Revolving Note on the Targeted Final Distribution Dates for each class of Class A Notes will also be applied to the extent of funds available therefor. The Final Scheduled Distribution Date for the Variable Pay Revolving Note will occur on the Distribution Date in December 2006.

                                                             Exhibit 20.2
                                                             Page 4 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-2
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)


On each Distribution Date, Certificateholders will receive, in respect of the Certificate Balance, an amount equal to the Certificateholders' Principal Distributable Amount, a pro rata portion based on the outstanding amount of the Notes and Certificates, to the extent of funds available therefor. The Final Scheduled Distribution Date for the Certificates will occur on the Distribution Date in December 2006.

Interest on the outstanding principal amount of the Notes accrues from June 26, 2001 or from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Note receives interest at the rate of one Month London Interbank Offer Rate (LIBOR) plus 0.06% per annum. The Class A-2 Notes receive interest at the rate of one Month LIBOR plus 0.04% per annum. The Class A-3 Notes receive interest at the rate of 4.60% per annum. The Class A-4 Notes receive interest at the rate of 5.00% per annum. The Initial Variable Pay Revolving Note receives interest at the rate of one Month LIBOR plus 0.11% per annum. Interest on Class A-1 Note, Class A-2 Notes, and the Initial Variable Pay Revolving Note is calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year. Interest on Class A-3 Notes and Class A-4 Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of one Month LIBOR plus 0.35% per annum on the outstanding Certificate Balance and calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year.



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