Form 10-Q
period 2001-09-30
CAPITAL AUTO RECEIVABLES INC
filed 2001-11-08
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
---
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001, OR


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

ITEM 1. FINANCIAL STATEMENTS

1.   Statement of Assets, Liabilities and Equity, as of September 30, 2001.

2. Statement of Distributable Income for the Third Quarter and Nine Months ended September 30, 2001.

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

                              --------------------

                            PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibit(s):

              20.1 Capital Auto Receivables Asset Trust 2001-1 Financial Statements for the Period January 17, 2001 (inception) through September 30, 2001.

              20.2   Capital  Auto  Receivables   Asset  Trust  2001-2
                     Financial Statements for the Period June 26, 2001 (inception) through September 30, 2001.


         (b)  Reports on Form 8-K:

                     No reports on Form 8-K have been filed by Capital Auto Receivables Asset Trust 2001-1 during the third quarter ended September 30, 2001.


                     A Current report on Form 8-K dated July 10, 2001 reporting matters under Item 7 was filed by Capital Auto Receivables Asset Trust 2001-2 during the third quarter ended September 30, 2001.



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


Date: November 08, 2001
      -----------------

                                                                    Exhibit 20.1
                                                                    Page 1 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                          September 30, 2001
                                       ------------------------
                                       (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $2,366.2
                                             --------
TOTAL ASSETS ..............................  $2,366.2
                                             ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $2,295.2


Asset-Backed Certificates (Equity) ........      71.0
                                             --------
TOTAL LIABILITIES AND EQUITY ..............  $2,366.2
                                             ========



Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                    Page 2 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                 Period Ended September 30, 2001
                                                 Third Quarter     Nine Months*
                                                 -------------------------------
                                                       (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................  $  263.9            $  691.4

       Asset-Backed Certificates (Equity) ........       8.2                21.4
                                                    --------            --------
       Total Principal                              $  272.1            $  712.8
                                                    ========            ========

  Allocable to Interest

       Asset-Backed Notes ........................  $   28.9            $   91.1

       Asset-Backed Certificates (Equity) ........       1.1                 3.2
                                                    --------            --------
       Total Interest                               $   30.0            $   94.3
                                                    ========            ========

Distributable Income .............................  $  302.1            $  807.1
                                                    ========            ========


Income Distributed ...............................  $  302.1            $  807.1
                                                    ========            ========


*Represents the period January 17, 2001 (inception) through September 30, 2001.


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

The Class A-4 Noteholders, Class A-5 Noteholders and the Initial Variable Pay Revolving Noteholder received interest at a weighted average rate as follows, respectively: 4.70% per annum, 4.71% per annum, and 4.76% per annum from January 17, 2001 through September 16, 2001.

On July 16, 2001, the Trust advanced $617,000,000 under the Variable Pay Revolving Note for the full payment of the Class A-1 Note.


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

                                                                    Exhibit 20.2
                                                                    Page 1 of 4


                  CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-2

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                          September 30, 2001
                                       ------------------------
                                       (in millions of dollars)
ASSETS

Receivables (Note 2) ......................  $1,951.1
                                             --------
TOTAL ASSETS ..............................  $1,951.1
                                             ========



LIABILITIES AND EQUITY (NOTES 2 and 3)


Asset-Backed Notes ........................  $1,892.6

Asset-Backed Certificates (Equity) ........      58.5
                                             --------
TOTAL LIABILITIES AND EQUITY ..............  $1,951.1
                                             ========



Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.2
                                                                    Page 2 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-2

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                 Period Ended September 30, 2001
                                                 Third Quarter     Nine Months*
                                                 -------------------------------
                                                       (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes ........................  $  195.0           $   195.0

       Asset-Backed Certificates (Equity) ........       6.1                 6.1
                                                    --------           ---------
       Total Principal                              $  201.1           $   201.1
                                                    ========           =========

  Allocable to Interest

       Asset-Backed Notes ........................  $   18.6           $    18.6

       Asset-Backed Certificates (Equity) ........       0.6                 0.6
                                                    --------           ---------
       Total Interest                               $   19.2           $    19.2
                                                    ========           =========

Distributable Income .............................  $  220.3           $   220.3
                                                    ========           =========


Income Distributed ...............................  $  220.3           $   220.3
                                                    ========           =========


*Represents the period June 26, 2001 (inception) through September 30, 2001.


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


The Class A-1 Noteholder, Class A-2 Noteholders, Initial Variable Pay Revolving Noteholder and the Class B Certificateholders received interest at a weighted average rate as follows, respectively: 3.80% per annum, 3.78% per annum, 3.86% per annum, and 4.10% per annum from June 26, 2001 through September 16, 2001.


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