Form 10-K
period 2001-12-31
CAPITAL AUTO RECEIVABLES INC
filed 2002-03-28
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
___  ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2001, OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



     CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1         333-06039
     CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-2         333-93431
     -------------------------------------------       -----------------
              (Exact name of registrant as             Commission file
                specified in its charter)                  number




A Delaware Business Trust                                 38-3082892
--------------------------------------------           --------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                         Identification No.)


c/o Bankers Trust (Delaware)
1011 Centre Road, Suite 200
Wilmington, Delaware                                       19805
--------------------------------------------           ---------------
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

                                     PART I

ITEM 1.  BUSINESS


Each Capital Auto Receivables Asset Trust, (the "Trusts") was formed pursuant to a Trust Agreement, between Capital Auto Receivables, Inc. (the "Seller") and Bankers Trust (Delaware), as Owner Trustee. The Trusts have issued Asset-Backed Notes (the "Notes"). The Notes are issued and secured pursuant to Indentures between the related Trust and Bank One, National Association as Indenture Trustee. Each Trust has also issued Asset-Backed Certificates. For further information, refer to the Prospectus Supplements dated January 9, 2001 and June 14, 2001.






                      CAPITAL AUTO RECEIVABLES ASSET TRUST
                     ---------------------------------------
                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1
                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-2

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

                                                    Retail
                                                   Finance
                       Date of Trust             Receivables
                     Sale and Servicing           Aggregate               Asset-Backed              Asset-Backed
      Trust              Agreement                  Amount                    Notes                 Certificates
  --------------   -----------------------   ---------------------  --------------------------    -----------------
                                                    (millions)               (millions)                (millions)

  Capital          January 17, 2001             $    3,400.0        Class A-1 $       617.0          $     92.4
  Auto                                                              (Private Placement)
  Receivables                                                       Class A-2         526.0
  Asset Trust                                                       Class A-3         429.0
  2001-1                                                            Class A-4         471.0
                                                                    Class A-5         250.6
                                                                    Variable Pay Revolving
                                                                    Note              693.0
                                                                      (Private Placement)



  Capital          June 26, 2001                $    2,300.0        Class A-1 $       447.0          $     64.6
  Auto                                                                (Private Placement)
  Receivables                                                       Class A-2         680.0
  Asset Trust                                                       Class A-3         385.0
  2001-2                                                            Class A-4         150.6
                                                                    Variable Pay Revolving
                                                                    Note              425.0
                                                                      (Private Placement)

General Motors Acceptance Corporation ("GMAC"), the originator of the retail receivables, continues to service the receivables for the aforementioned Trusts and receives compensation and fees for such services. Investors receive periodic payments of principal and interest for each class of Notes and Certificates as the receivables are liquidated.

                              --------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                              CROSS REFERENCE SHEET


Exhibit No.                                 Caption                                             Page
-----------       --------------------------------------------------------------                ----
    --            Capital Auto Receivables Asset Trust 2001-1,
                  Independent  Auditors' Report,  Financial  Statements and                      II-3
                  Selected Quarterly Data for the Year Ended December 31, 2001.


    --            Capital Auto Receivables Asset Trust 2001-2,
                  Independent  Auditors' Report,  Financial  Statements and                      II-9
                  Selected Quarterly Data for the Year Ended December 31, 2001.




                              ---------------------

                          INDEPENDENT AUDITORS' REPORT


The Capital Auto Receivables Asset Trust 2001-1, its Certificateholders, Capital Auto Receivables, Inc., and Bankers Trust (Delaware), Owner Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 2001-1 as of December 31, 2001, and the related Statement of Distributable Income for the period January 17, 2001 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Capital Auto Receivables Asset Trust 2001-1 at December 31, 2001, and its distributable income for the period January 17, 2001 (date of inception) to December 31, 2001, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
Detroit, Michigan 48243


March 11, 2002

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY



                                                         December 31, 2001
                                                      ------------------------
                                                      (in millions of dollars)
ASSETS

Receivables-(Discounted) (Note 2)...................      $    2,084.4
                                                          ------------
TOTAL ASSETS........................................      $    2,084.4
                                                          ============


LIABILITIES AND EQUITY (Notes 2 AND 3)

Asset-Backed Notes..................................      $    2,021.9

Asset-Backed Certificates (Equity)..................              62.5
                                                          ------------
TOTAL LIABILITIES AND EQUITY........................      $    2,084.4
                                                          ============


Reference should be made to the Notes to Financial Statements.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1

                        STATEMENT OF DISTRIBUTABLE INCOME


                                               Year Ended December 31, 2001*
                                               -----------------------------
                                                  (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes..........................       $  964.7

       Asset-Backed Certificates (Equity)..........           29.9
                                                          --------
       Total Principal ............................       $  994.6
                                                          --------


Allocable to Interest

       Asset-Backed Notes .........................       $  112.7

       Asset-Backed Certificates (Equity)..........            4.1
                                                          --------
       Total Interest..............................       $  116.8
                                                          --------


Distributable Income ..............................       $1,111.4
                                                          ========

Income Distributed ................................       $1,111.4
                                                          ========


*Represents the period January 17, 2001 (inception) through December 31, 2001.


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

Interest on the outstanding principal amount of the Notes accrues from January 17, 2001 or from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Note recieves interest at the rate of 5.46% per annum. The Class A-2 Notes receive interest at the rate of 5.34% per annum. The Class A-3 Notes receive interest at the rate of 5.33% per annum. The Class A-4 Notes receive interest at the rate of one Month London Interbank Offer Rate "LIBOR" plus 0.07% per annum. The Class A-5 Notes receive interest at the rate of one Month LIBOR plus 0.08% per annum. The Initial Variable Pay Revolving Note receives interest at the rate of one Month LIBOR plus 0.11% per annum. Interest on Class A-1 Note, Class A-4 Notes, Class A-5 Notes and the Initial Variable Pay Revolving Note is calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year. Interest on Class A-2 Notes and Class A-3 Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of 5.80% per annum on the outstanding Certificate Balance and calculated on the basis of a 360-day year consisting of twelve 30-day months.

The Class A-4 Noteholders, Class A-5 Noteholders and the Initial Variable Pay Revolving Noteholder received interest at a weighted average rate as follows, respectively: 4.16% per annum, 4.17% per annum, and 4.25% per annum from January 17, 2001 through December 17, 2001.

On July 16, 2001, the Trust advanced $617.0 million under the Variable Pay Revolving Note for the full payment of the Class A-1 Note.


NOTE 4.  FEDERAL INCOME TAX

The Trust will not be taxable as an association or publicly traded partnership taxable as a corporation, but will be classified as a partnership for federal income tax purposes. Each Noteholder, by the acceptance of a Note, agrees to treat the Notes as indebtedness in the Trust for federal, state and local income and franchise tax purposes. Each Certificateholder, by the acceptance of a Certificate, agrees to treat the Certificates as equity interests in the trust for federal, state, and local income and franchise tax purposes. A portion of the Certificates were issued to the Seller on the Closing Date.


NOTE 5. SUBSEQUENT EVENTS

On January 15, 2002, the Trust advanced $526.0 million under the Variable Pay Revolving Note for the full payment of the Class A-2 Notes.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME


 2001 Quarters                          Principal     Interest      Total
 ----------------------------------    -----------   ----------   ---------
                                              (in millions of dollars)
 First quarter*...................       $ 172.6     $   27.2     $  199.8

 Second quarter...................         268.1         37.1        305.2

 Third quarter....................         272.1         30.0        302.1

 Fourth quarter...................         281.8         22.5        304.3
                                         -------     --------     --------

          Total...................       $ 994.6     $  116.8     $1,111.4
                                         =======     ==========   ========


*Represents the period January 17, 2001 (inception) through March 31, 2001.

                          INDEPENDENT AUDITORS' REPORT

The Capital Auto Receivables Asset Trust 2001-2, its Certificateholders, Capital Auto Receivables, Inc., and Bankers Trust (Delaware), Owner Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 2001-2 as of December 31, 2001, and the related Statement of Distributable Income for the period June 26, 2001 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Capital Auto Receivables Asset Trust 2001-2 at December 31, 2001, and its distributable income for the period June 26, 2001 (date of inception) to December 31, 2001, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
Detroit, Michigan 48243


March 11, 2002

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-2

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY


                                                         December 31, 2001
                                                      ------------------------
                                                      (in millions of dollars)
ASSETS

Receivables-(Discounted) (Note 2)....................     $     1,741.3
                                                          -------------
TOTAL ASSETS.........................................     $     1,741.3
                                                           =============


LIABILITIES AND EQUITY (Notes 2 AND 3)

Asset-Backed Notes...................................     $     1,689.0

Asset-Backed Certificates (Equity)...................              52.3
                                                          -------------
TOTAL LIABILITIES AND EQUITY.........................     $     1,741.3
                                                          =============


Reference should be made to the Notes to Financial Statements.

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-2

                        STATEMENT OF DISTRIBUTABLE INCOME


                                              Year Ended December 31, 2001*
                                              ------------------------------
                                                (in millions of dollars)
Distributable Income

  Allocable to Principal

       Asset-Backed Notes.....................         $398.6

       Asset-Backed Certificates (Equity).....           12.3
                                                       ------
       Total Principal .......................         $410.9
                                                       ------


Allocable to Interest

       Asset-Backed Notes ....................         $ 33.9

       Asset-Backed Certificates (Equity).....            1.0
                                                       ------
       Total Interest.........................         $ 34.9
                                                       ------


Distributable Income .........................         $445.8
                                                       ======

Income Distributed ...........................         $445.8
                                                       ======


*Represents the period June 26, 2001 (inception) through December 31, 2001.


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

Interest on the outstanding principal amount of the Notes accrues from June 26, 2001 or from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Note receives interest at the rate of one Month London Interbank Offer Rate "LIBOR" plus 0.06% per annum. The Class A-2 Notes receive interest at the rate of one Month LIBOR plus 0.04% per annum. The Class A-3 Notes receive interest at the rate of 4.60% per annum. The Class A-4 Notes receive interest at the rate of 5.00% per annum. The Initial Variable Pay Revolving Note receives interest at the rate of one Month LIBOR plus 0.11% per annum. Interest on Class A-1 Note, Class A-2 Notes and the Initial Variable Pay Revolving Note is calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year. Interest on Class A-3 Notes and Class A-4 Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months. On each Distribution Date, the Owner Trustee distributes pro rata to Certificateholders accrued interest at the pass-through rate of one Month LIBOR plus 0.35% per annum on the outstanding Certificate Balance and calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year.

The Class A-1 Noteholder, Class A-2 Noteholders, Initial Variable Pay Revolving Noteholder and Certificateholders received interest at a weighted average rate as follows, respectively: 3.24% per annum, 3.22% per annum, 3.56% per annum, and 3.57% per annum from June 26, 2001 through December 17, 2001

On December 17, 2001, the Trust advanced $447.0 million under the Variable Pay Revolving Note for the full payment of the Class A-1 Note.

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

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-2

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME


 2001 Quarters                           Principal     Interest       Total
 -----------------------------------    -----------   ----------   ----------
                                              (in millions of dollars)
 First quarter...................        $    0.0     $   0.0      $    0.0

 Second quarter..................             0.0         0.0           0.0

 Third quarter*..................           201.1        19.2         220.3

 Fourth quarter..................           209.8        15.7         225.5
                                          -------     -------      --------

          Total..................         $ 410.9     $  34.9      $  445.8
                                          =======     =======      ========


*Represents the period June 26, 2001 (inception) through September 30, 2001.

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

         -- Capital Auto Receivables Asset Trust 2001-1, Financial Statements for the period January 17, 2001 (inception) through December 31, 2001.

         -- Capital Auto Receivables Asset Trust 2001-2, Financial Statements for the period June 26, 2001 (inception) through December 31, 2001.


(b)               REPORTS ON FORM 8-K.

                  No  reports  on Form  8-K have  been  filed  by  Capital  Auto
                  Receivables Asset Trust 2001-1 or Capital Auto Receivables Asset Trust 2001-2 during the fourth Quarter ended December 31,2001.

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




                             CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-1
                             CAPITAL AUTO RECEIVABLES ASSET TRUST 2001-2


                                  by:   Bankers Trust (Delaware)
                                  ----------------------------------------
                                    (Owner Trustee,  not in its individual
                                     capacity but solely as Owner Trustee
                                     on behalf of the Issuer.)


                                  s\ JENNA KAUFMAN
                                  ---------------------------------------
                                   (Jenna Kaufman, Vice President)


Date: March 28, 2002
      --------------