Form 10-Q
period 2002-03-31
CAPITAL AUTO RECEIVABLES INC
filed 2002-05-03
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
---   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002, OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-1                 333-93431
-------------------------------------------              ----------------
         (Exact name of registrant as                    Commission file
           specified in its charter)                          number





A Delaware Business Trust                                   38-3082892
-----------------------------------------------          -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)


c/o Deutsche Bank Trust Company Delaware
1011 Centre Road, Suite 200
Wilmington, Delaware                                         19805
-----------------------------------------------          --------------
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

ITEM 1. FINANCIAL STATEMENTS

     1.   Statement of Assets, Liabilities and Equity, as of March 31, 2002.
     2. Statement of Distributable Income for the Three Months ended March 31, 2002.
     3.   Notes to Financial Statements.

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

                                     PART II


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Auto Receivables Asset Trust 2002-1 (the "Trust") was formed pursuant to a Trust Agreement between Capital Auto Receivables, Inc. (the "Seller") and Deutsche Bank Trust Company Delaware, formerly known as Bankers Trust (Delaware), as Owner Trustee and issued the following Asset-Backed Notes and Certificates. The Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided equity interests in the Trust. The Trust's property includes a pool of retail instalment sale contracts secured by new automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby, interest rate swaps and certain other property.

                                                 Retail
                                                 Finance
                     Date of Trust Sale        Receivables
                        and Servicing           Aggregate               Asset-Backed                Asset-Backed
      Trust               Agreement              Amount                    Notes                    Certificates
 ----------------    --------------------    ----------------    ---------------------------    ----------------------
                                               (millions)                (millions)                  (millions)

 Capital              January 24, 2002         $   2,500.0       Class A-1     $     475.0        $     102.5
 Auto                                                            (Private Placement)            (Private Placement)
 Receivables                                                     Class A-2     $     579.0
 Asset Trust                                                     Class A-3     $     652.0
 2002-1                                                          Class A-4     $     469.4











General Motors Acceptance Corporation ("GMAC"), the originator of the retail receivables, continues to service the receivables for the aforementioned Trust and receives compensation and fees for such services. Investors receive periodic payments of principal and interest for each class of Notes and Certificates as the receivables are liquidated.

                            -------------------------

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibit(s):

         20.1 Capital Auto Receivables Asset Trust 2002-1 Financial Statements for the Period January 24, 2002 (inception) through March 31, 2002.


       (b) Reports on Form 8-K:

           Current Reports on Form 8-K dated January 15, 2002, reporting matters under Items 5 and 7 and dated February 8, 2002, reporting matters under Item 7 were filed during the first quarter ended March 31, 2002.




                            -------------------------

                                    SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-1



                                  by:   Deutsche Bank Trust Company Delaware
                                        ------------------------------------
                                        (Owner   Trustee,   not  in  its
                                         individual  capacity but solely
                                         as Owner  Trustee  on behalf of
                                         the Issuer.)


                                  s\ MAN WING LI
                                  -------------------------
                                  (Man Wing Li, Associate)


Date: May 03, 2002
      ------------

                                                                    Exhibit 20.1
                                                                    Page 1 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-1

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY

                                                           March 31, 2002
                                                     ------------------------
                                                      (in millions of dollars)
  ASSETS

  Receivables (Note 2)........................             $    2,154.2
                                                           ------------

  TOTAL ASSETS................................             $    2,154.2
                                                           ============


  LIABILITIES AND EQUITY (Notes 2 and 3)

  Asset-Backed Notes..........................             $    2,051.7

  Asset-Backed Certificates (Equity)..........                    102.5
                                                           ------------

  TOTAL LIABILITIES AND EQUITY................             $    2,154.2
                                                           ============



Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                    Page 2 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-1

                        STATEMENT OF DISTRIBUTABLE INCOME


                                                    Three Months Ended March 31,
                                                                2002*
                                                    ----------------------------
                                                      (in millions of dollars)
  Distributable Income
     Allocable to Principal
         Asset-Backed Notes .......................        $     123.7
         Asset-Backed Certificates (Equity)........                0.0
                                                           -----------
         Total Principal                                   $     123.7
                                                           ===========


     Allocable to Interest
         Asset-Backed Notes........................        $       7.0
         Asset-Backed Certificates (Equity)........                0.6
                                                           -----------
         Total Interest                                    $       7.6
                                                           ===========

  Distributable Income.............................        $     131.3
                                                           ===========

  Income Distributed...............................        $     131.3
                                                           ===========



*Represents the period January 24, 2002 (inception) through March 31, 2002.


Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                    Page 3 of 4

                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-1
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Capital Auto Receivables Asset Trust 2002-1 (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller"). Capitalized terms are defined in the prospectus dated January 15, 2002.

The Trust uses interest rate swaps to alter its interest rate exposure. The swaps are executed as an integral element of a specific investment transaction. As the Trust's financial statements are prepared on the basis of cash receipts and cash disbursements, the impact of the interest rate swaps is reflected in the cash flows shown in the Statement of Distributable Income.

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On January 24, 2002, the Trust acquired retail finance receivables aggregating approximately $2,500.0 million at a discount of $222.1 million from the Seller in exchange for four classes of Asset-Backed Notes representing indebtedness of the Trust of $475.0 million Class A-1; $579.0 million Class A-2; $652.0 million Class A-3; $469.4 million Class A-4; and $102.5 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby, interest rate swaps and certain other property. The servicer has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines to 10% or less of the aggregate amount financed.

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Payments of interest on the Class A Notes and the Certificates will be made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing February 15, 2002 (each a "Distribution Date"). On each distribution date, the Aggregate Noteholders' Principal Distributable Amount will be applied to make principal payments on the notes. Principal payments will be applied to the notes in sequential priority so that no principal payment will be made on any class of notes until all notes with a lower numerical designation have been paid in full. The Final Scheduled Distribution Dates for the Class A-1, Class A-2, Class A-3, and Class A-4 Notes are as follows, respectively: January 2003, March 2004, July 2005, and July 2007.


The Trust will not make any principal distributions to the Certificateholders until the Class A-1 Note has been paid in full. On each distribution date after the Class A-1 Note has been paid in full, the Certificateholders' Percentage of the Principal Distributable amount will be available to make distributions to the Certificateholders only after all other payments due from the Trust on that distribution date have been made. The Final Scheduled Distribution Date for the certificates will occur on the distribution date in July 2007.

                                                                    Exhibit 20.1
                                                                    Page 4 of 4


                   CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-1
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)


Interest on the outstanding principal amount of the Notes accrues from January 24, 2002 or from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Note receives interest at the rate of 1.71% per annum. The Class A-2 Notes receive interest at the rate of one Month London Interbank Offer Rate ("LIBOR") plus 0.07% per annum. The Class A-3 Notes receive interest at the rate of one Month LIBOR plus 0.08% per annum. The Class A-4 Notes receive interest at the rate of 4.16% per annum. Interest on the Class A-1 Note, the Class A-2 Notes and the Class A-3 Notes is calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year. Interest on the Class A-4 Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months. On each Distribution Date, interest will be distributed to Certificateholders at the pass through rate of 4.07% per annum on the outstanding Certificate Balance and calculated on the basis of a 360-day year consisting of twelve 30-day months.

The Class A-2 Noteholders and Class A-3 Noteholders received interest at a weighted average rate as follows, respectively: 1.88% per annum and 1.89% per annum from January 24, 2002 through March 14, 2002.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a division of the Seller, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder by the acceptance of a Note agrees to treat the Notes as indebtedness in the Trust for federal, state and local income and franchise tax purposes. All the certificates were issued to the Seller on the closing date. If the Seller sells any of the Certificates or if the Trust issues additional Certificates, this characterization may change.