Form 10-Q
period 2002-06-30
CAPITAL AUTO RECEIVABLES INC
filed 2002-08-01
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002, OR

TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .

CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-1 CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-2	333-93431 333-75464

(Exact name of registrant as specified in its charter)	Commission file number

A Delaware Business Trust	38-3082892

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Deutsche Bank Trust Company Delaware
1011 Centre Road, Suite 200
Wilmington, Delaware	19805

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 250-6864

Securities registered pursuant to Section 12(b) of the Act: (None)
Section 12(g) of the Act: (None).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes    X.      No      .

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX
CARAT 2002-1 Financial Statements
CARAT 2002-2 Financial Statements

This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

PART I. FINANCIAL INFORMATION

The required information is given as to the registrants as shown on page 1 herein.

ITEM 1. FINANCIAL STATEMENTS

1.	Statement of Assets, Liabilities and Equity, as of June 30, 2002.

2.	Statement of Distributable Income for the Second Quarter and Six Months ended June 30, 2002.

3.	Notes to Financial Statements.

The above described Financial Statements for the registrants are submitted herewith as Exhibit 20.1 and Exhibit 20.2.

In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Each Capital Auto Receivables Asset Trust (the “Trusts”) was formed pursuant to a Trust Agreement between Capital Auto Receivables, Inc. (the “Seller”) and Deutsche Bank Trust Company Delaware, formerly known as Bankers Trust (Delaware), as Owner Trustee. The Trusts issued the following Asset-Backed Notes and Certificates. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided equity interests in the respective Trust. Each Trust’s property includes a pool of retail instalment sale contracts secured by new automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby, interest rate swaps and certain other property.

Retail
Finance
	Date of Trust Sale	Receivables
	and Servicing	Aggregate	Asset-Backed		Asset-Backed
Trust	Agreement	Amount	Notes		Certificates

		(millions)	(millions)		(millions)
Capital	January 24, 2002	$2,500.0	Class A-1	$ 475.0	$102.5
Auto			(Private Placement)		(Private Placement)
Receivables			Class A-2	$ 579.0
Asset Trust			Class A-3	$ 652.0
2002-1			Class A-4	$ 469.4

Capital	April 25, 2002	$1,950.0	Class A-1	$ 386.2	$53.4
Auto			(Private Placement)
Receivables			Class A-2	$ 473.0
Asset Trust			Class A-3	$ 525.0
2002-2			Class A-4	$ 344.0

General Motors Acceptance Corporation (“GMAC”), the originator of the retail receivables, continues to service the receivables for the aforementioned Trusts and receives compensation and fees for such services. Investors receive periodic payments of principal and interest for each class of Notes and Certificates as the receivables are liquidated.

____________________

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit(s):

20.1	Capital Auto Receivables Asset Trust 2002-1 Financial Statements for the Period January 24, 2002 (inception) through June 30, 2002.

20.2	Capital Auto Receivables Asset Trust 2002-2 Financial Statements for the Period April 25, 2002 (inception) through June 30, 2002.

     (b)  Reports on Form 8-K:

Current reports on Form 8-K dated April 9, 2002 reporting matters under Items 5 and 7 were filed by Capital Auto Receivables Asset Trust 2002-1 during the second quarter ended June 30, 2002.

Current reports on Form 8-K dated April 16, 2002 and April 19, 2002 reporting matters under Items 5 and 7 and on May 10, 2002 reporting matters under Item 5 were filed by Capital Auto Receivables Asset Trust 2002-2 during the second quarter ended June 30, 2002.

____________________

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-1 CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-2

by: Deutsche Bank Trust Company Delaware (Owner Trustee, not in its individual capacity but solely as Owner Trustee on behalf of the Issuer.)

s\ Man Wing Li (Man Wing Li, Associate)

Date: August 01, 2002

EXHIBIT INDEX

Exhibit
Number	Exhibit

20.1	Capital Auto Receivables Asset Trust 2002-1 Financial Statements for the Period January 24, 2002 (inception) through June 30, 2002.

20.2	Capital Auto Receivables Asset Trust 2002-2 Financial Statements for the Period April 25, 2002 (inception) through June 30, 2002.