Form 10-Q/A
period 2002-06-30
CAPITAL AUTO RECEIVABLES INC
filed 2002-08-14
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX
Financial Statements for the Period 01/24/02
Financial Statements for the Period 04/25/02
Certification Pursuant to Sarbanes-Oxley Act

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

____________________

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit(s):

20.1	Capital Auto Receivables Asset Trust 2002-1 Financial Statements for the Period January 24, 2002 (inception) through June 30, 2002.

20.2	Capital Auto Receivables Asset Trust 2002-2 Financial Statements for the Period April 25, 2002 (inception) through June 30, 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

s\ Man Wing Li (Man Wing Li, Associate)

Date: August 14, 2002

EXHIBIT INDEX

Exhibit
Number	Exhibit

20.1	Capital Auto Receivables Asset Trust 2002-1 Financial Statements for the Period January 24, 2002 (inception) through June 30, 2002.

20.2	Capital Auto Receivables Asset Trust 2002-2 Financial Statements for the Period April 25, 2002 (inception) through June 30, 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.