Form 10-Q
period 2002-09-30
CAPITAL AUTO RECEIVABLES INC
filed 2002-11-14
CIK 893958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002, OR

TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-1	333-93431
CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-2	333-75464
CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-3	333-75464

(Exact name of registrant as	Commission file
specified in its charter)	number

A Delaware Business Trust	38-3082892

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Deutsche Bank Trust Company Delaware 1011 Centre Road, Suite 200 Wilmington, Delaware	19805

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (212) 250-6864

Securities registered pursuant to Section 12(b) of the Act:   (None)
Section 12(g) of the Act:   (None).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes . No .

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURE
CERTIFICATION
10-Q EXHIBIT INDEX
Financial Statements of Asset Trust 2002-1
Financial Statements of Asset Trust 2002-2
Financial Statements of Asset Trust 2002-3
Certification of CEO/CFO Pursuant to Section 906

This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

PART I. FINANCIAL INFORMATION

The required information is given as to the registrants as shown on page 1 herein.

ITEM 1. FINANCIAL STATEMENTS

1. Statement of Assets, Liabilities and Equity, as of September 30, 2002.

2. Statement of Distributable Income for the Third Quarter and Nine Months ended September 30, 2002.

3. Notes to Financial Statements.

The above described Financial Statements for the registrants are submitted herewith as Exhibit 20.1, Exhibit 20.2 and Exhibit 20.3

In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Each Capital Auto Receivables Asset Trust(the “Trusts”) was formed pursuant to a Trust Agreement between Capital Auto Receivables, Inc. (the “Seller”) and Deutsche Bank Trust Company Delaware, formerly known as Bankers Trust (Delaware), as Owner Trustee. The Trusts issued the following Asset-Backed Notes and Certificates. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided equity interests in the respective Trust. Each Trust’s property includes a pool of retail instalment sale contracts secured by new automobiles and light trucks, certain monies due thereunder, security interests in the vehicles financed thereby, interest rate swaps and certain other property.

		Retail
		Finance
	Date of Trust Sale	Receivables
	and Servicing	Aggregate	Asset-Backed			Asset-Backed
Trust	Agreement	Amount	Notes			Certificates

		(millions)	(millions)			(millions)

Capital Auto Receivables Asset Trust 2002-1	January 24, 2002	$2,500	Class A-1 (Private Placement) Class A-2 Class A-3 Class A-4	$ $ $ $	475 579 652 469	$103 (Private Placement)

Capital Auto Receivables Asset Trust 2002-2	April 25, 2002	$1,950	Class A-1 (Private Placement) Class A-2 Class A-3 Class A-4	$ $ $ $	386 473 525 344	$54

Capital Auto Receivables Asset Trust 2002-3	August 8, 2002	$3,300	Class A-1 Class A-2a Class A-2b Class A-3 Class A-4	$ $ $ $ $	1,162 344 344 766 335	$91 (Private Placement)

General Motors Acceptance Corporation (“GMAC”), the originator of the retail receivables, continues to service the receivables for the aforementioned Trusts and receives compensation and fees for such services. Investors receive periodic payments of principal and interest for each class of Notes and Certificates as the receivables are liquidated.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibit(s):

		20.1	Capital Auto Receivables Asset Trust 2002-1 Financial Statements for the Period January 24, 2002 (inception) through September 30, 2002.

		20.2	Capital Auto Receivables Asset Trust 2002-2 Financial Statements for the Period April 25, 2002 (inception) through September 30, 2002.

		20.3	Capital Auto Receivables Asset Trust 2002-3 Financial Statements for the Period August 8, 2002 (inception) through September 30, 2002.

		99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K:

No reports on Form 8-K have been filed by Capital Auto Receivables Asset Trust 2002-1 during the third quarter ended September 30, 2002.

No reports on Form 8-K have been filed by Capital Auto Receivables Asset Trust 2002-2 during the third quarter ended September 30, 2002.

Current reports on Form 8-K dated August 6, 2002 reporting matters under Items 5 and 7 and on August 22, 2002 reporting matters under Item 7 were filed by Capital Auto Receivables Asset Trust 2002-3 during the third quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-1 CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-2 CAPITAL AUTO RECEIVABLES ASSET TRUST 2002-3

by: Deutsche Bank Trust Company Delaware (Owner Trustee, not in its individual capacity but solely as Owner Trustee on behalf of the Issuer.)

s\ Man Wing Li (Man Wing Li, Associate)

Date: November 13, 2002

CERTIFICATION

I, Jerome B. Van Orman, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capital Auto Receivables Asset Trust 2002-1, Capital Auto Receivables Asset Trust 2002-2 and Capital Auto Receivables Asset Trust 2002-3;

2.	Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this quarterly report;

3.	Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

4.	I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the servicing agreement; and

5.	I have disclosed to the registrant’s certified public accountants all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards in accordance with a review conducted in compliance with Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.

Date: November 13, 2002

/s/ Jerome B. Van Orman, Jr.

Jerome B. Van Orman, Jr.
Vice President-Principal Financial Officer

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-20.1	Capital Auto Receivables Asset Trust 2002-1 Financial Statements for the Period January 24, 2002 (inception) through September 30, 2002.

EX-20.2	Capital Auto Receivables Asset Trust 2002-2 Financial Statements for the Period April 25, 2002 (inception) through September 30, 2002.

EX-20.3	Capital Auto Receivables Asset Trust 2002-3 Financial Statements for the Period August 8, 2002 (inception) through September 30, 2002.

EX-99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002