Form 10-K
period 2002-12-31
CAPITAL AUTO RECEIVABLES INC
filed 2003-03-27
CIK 893958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________.

Commission file numbers: 333-93431, 333-75464

Capital Auto Receivables, Inc.
On behalf of
Capital Auto Receivables Asset Trust 2002-1
Capital Auto Receivables Asset Trust 2002-2
Capital Auto Receivables Asset Trust 2002-3
Capital Auto Receivables Asset Trust 2002-4
Capital Auto Receivables Asset Trust 2002-5
(Exact name of registrant as specified in its charter)

A Delaware Business Trust (State or other jurisdiction of incorporation or organization)	38-3082892 (I.R.S. Employer Identification No.)

c/o General Motors Acceptance Corporation
200 Renaissance Center
P.O. Box 200   Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)

(313) 556-0000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Documents incorporated by reference. None.

Cross Reference Sheet
Capital Auto Receivables Asset Trust 2002-1
Statement of Assets, Liabilities and Equity
Statement of Distributable Income
Notes to Financial Statements
Supplementary Financial Data (Unaudited)
Summary of Quarterly Distributable Income
Capital Auto Receivables Asset Trust 2002-2
Statement of Assets, Liabilities and Equity
Statement of Distributable Income
Notes to Financial Statements
Supplementary Financial Data (Unaudited)
Summary of Quarterly Distributable Income
Capital Auto Receivables Asset Trust 2002-3
Statement of Assets, Liabilities and Equity
Statement of Distributable Income
Notes to Financial Statements
Supplementary Financial Data (Unaudited)
Summary of Quarterly Distributable Income
Capital Auto Receivables Asset Trust 2002-4
Statement of Assets, Liabilities and Equity
Statement of Distributable Income
Notes to Financial Statements
Supplementary Financial Data (Unaudited)
Summary of Quarterly Distributable Income
Capital Auto Receivables Asset Trust 2002-5
Statement of Assets, Liabilities And Equity
Statement of Distributable Income
Notes to Financial Statements
Supplementary Financial Data (Unaudited)
Summary of Quarterly Distributable Income
Certification of Principal Executive Officer

Part I

Item 1. Business
Each Capital Auto Receivables Asset Trust, (the “Trusts”) was formed pursuant to a Trust Agreement, between Capital Auto Receivables, Inc. (the “Seller”) and Deutsche Bank Trust Company Delaware, formerly known as Bankers Trust (Delaware), as Owner Trustee. The Trusts have issued Asset-Backed Notes (the “Notes”). The Notes are issued and secured pursuant to Indentures between the related Trust and Bank One, National Association as Indenture Trustee. Each Trust has also issued Asset-Backed Certificates. For further information, refer to the Prospectus Supplements dated January 15, 2002, April 15, 2002, July 30, 2002, September 30, 2002 and November 5, 2002.

Capital Auto Receivables Asset Trust

Capital Auto Receivables Asset Trust 2002-1
Capital Auto Receivables Asset Trust 2002-2
Capital Auto Receivables Asset Trust 2002-3
Capital Auto Receivables Asset Trust 2002-4
Capital Auto Receivables Asset Trust 2002-5

Part II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Each of the Trusts was formed pursuant to a Trust Agreement between Capital Auto Receivables, Inc. (the “Seller”) and Deutsche Bank Trust Company Delaware, formerly known as Bankers Trust (Delaware), as Owner Trustee. The Trusts issued the following Asset-Backed Notes and Certificates. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided equity interests in the respective Trust. Each Trust’s property includes a pool of retail instalment sales contracts secured by new automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby, interest rate swaps and certain other property.

		Retail
		Finance
	Date of Trust	Receivables
	Sale and Servicing	Aggregate	Asset-Backed		Asset-Backed
Trust	Agreement	Amount	Notes		Certificates

		(millions)	(millions)		(millions)
Capital	January 24, 2002	$2,500	Class A-1	$475	$103
Auto			(Private Placement)		(Private Placement)
Receivables			Class A-2	579
Asset Trust			Class A-3	652
2002-1			Class A-4	469

Capital	April 25, 2002	$1,950	Class A-1	$386	$54
Auto			(Private Placement)
Receivables			Class A-2	473
Asset Trust			Class A-3	525
2002-2			Class A-4	344

Capital	August 8, 2002	$3,300	Class A-1	$1,162	$91
Auto			Class A-2a	344	(Private Placement)
Receivables			Class A-2b	344
Asset Trust			Class A-3	766
2002-3			Class A-4	335

Capital	October 10, 2002	$3,300	Class A-1	$601	$92
Auto			(Private Placement)
Receivables			Class A-2a	841
Asset Trust			Class A-2b	281
2002-4			Class A-3	680
			Class A-4	590

Capital	November 13, 2002	$3,850	Class A-1	$485	$106
Auto			(Private Placement)
Receivables			Class A-2a	1,035
Asset Trust			Class A-2b	325
2002-5			Class A-3a Class A-3b Class A-4	600 260 711

General Motors Acceptance Corporation (“GMAC”), the originator of the retail receivables, continues to service the receivables for the aforementioned Trusts and receives compensation and fees for such services. Investors receive periodic payments of principal and interest for each class of Notes and Certificates as the receivables are liquidated.

Item 8. Financial Statements and Supplementary Data
The separate financial statements of each Trust are listed below together with the notes thereto and the report of Deloitte & Touche LLP dated March 21, 2003, beginning on page 4. Unaudited supplementary financial data for each quarter within the year ended December 31, 2002 is included as the last page of each Trust’s financial information.

Cross Reference Sheet

Caption	Page

Capital Auto Receivables Asset Trust 2002-1,
Independent Auditors’ Report, Financial Statements	4
and Selected Quarterly Data for the Year Ended
December 31, 2002.

Capital Auto Receivables Asset Trust 2002-2,
Independent Auditors’ Report, Financial Statements	9
and Selected Quarterly Data for the Year Ended
December 31, 2002.

Capital Auto Receivables Asset Trust 2002-3,
Independent Auditors’ Report, Financial Statements	14
and Selected Quarterly Data for the Year Ended
December 31, 2002.

Capital Auto Receivables Asset Trust 2002-4,
Independent Auditors’ Report, Financial Statements	20
and Selected Quarterly Data for the Year Ended
December 31, 2002.

Capital Auto Receivables Asset Trust 2002-5,
Independent Auditors’ Report, Financial Statements	25
and Selected Quarterly Data for the Year Ended
December 31, 2002.

Independent Auditors’ Report

The Capital Auto Receivables Asset Trust 2002-1, its Certificateholders, and Capital Auto Receivables, Inc.:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 2002-1 as of December 31, 2002, and the related Statement of Distributable Income for the period January 24, 2002 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Trust Administrator’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Capital Auto Receivables Asset Trust 2002-1 at December 31, 2002, and its distributable income for the period January 24, 2002 (date of inception) to December 31, 2002, on the basis of accounting described in Note 1.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Detroit, Michigan
March 21, 2003

Capital Auto Receivables Asset Trust 2002-1

Statement of Assets, Liabilities and Equity

December 31, 2002

(in millions of dollars)
Assets
Receivables-(Discounted) (Note 2)	$1,568

Total Assets	$1,568

Liabilities and Equity (Notes 2 And 3)
Asset-Backed Notes	$1,479
Asset-Backed Certificates (Equity)	89

Total Liabilities and Equity	$1,568

Reference should be made to the Notes to Financial Statements.

Capital Auto Receivables Asset Trust 2002-1

Statement of Distributable Income

Year Ended December 31, 2002*

(in millions of dollars)
Distributable Income
Allocable to Principal
Asset-Backed Notes	$696
Asset-Backed Certificates (Equity)	14

Total Principal	710

Allocable to Interest
Asset-Backed Notes	40
Asset-Backed Certificates (Equity)	4

Total Interest	44

Distributable Income	$754

Income Distributed	$754

*	Represents the period January 24, 2002 (inception) through December 31, 2002.

Reference should be made to the Notes to Financial Statements.

Capital Auto Receivables Asset Trust 2002-1
Notes to Financial Statements

Note 1. Basis of Accounting
The financial statements of Capital Auto Receivables Asset Trust 2002-1 (the “Trust”) are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned, and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the “Seller”). Capitalized terms are defined in the prospectus dated January 15, 2002.

The Trust uses interest rate swaps to alter its interest rate exposure. The swaps are executed as an integral element of a specific investment transaction. As the Trust’s financial statements are prepared on the basis of cash receipts and cash disbursements, the impact of the interest rate swaps are reflected in the cash flows shown in the Statement of Distributable Income.

Note 2. Sale of Notes and Certificates
On January 24, 2002, the Trust acquired retail finance receivables aggregating approximately $2,500 million, at a discount of $222 million from the Seller in exchange for four classes of Asset-Backed Notes representing indebtedness of the Trust of $475 million Class A-1; $579 million Class A-2; $652 million Class A-3; $469 million Class A-4; and $103 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sales contracts for new automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby, interest rate swaps and certain other property. The Servicer has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance of the receivables declines to 10% or less of the aggregate amount financed.

Note 3: Principal and Interest Payments
Payments of interest on the Class A Notes and the Certificates will be made on the fifteenth day of each month, or, if any such day is not a Business Day, on the next succeeding Business Day, commencing February 15, 2002 (each a “Distribution Date”). On each distribution date, the Aggregate Noteholders’ Principal Distributable Amount will be applied to make principal payments on the notes. Principal payments will be applied to the notes in sequential priority so that no principal payment will be made on any class of notes until all notes with a lower numerical designation have been paid in full. The Final Scheduled Distribution Dates for the Class A-1, Class A-2, Class A-3, and Class A-4 Notes are as follows, respectively: January 2003, March 2004, July 2005 and July 2007.

The Trust will not make any principal distributions to the Certificateholders until the Class A-1 Note has been paid in full. On each distribution date after the Class A-1 Note has been paid in full, the Certificateholders’ Percentage of the Principal Distributable amount will be available to make distributions to the Certificateholders only after all other payments due from the Trust on that distribution date have been made. The Final Scheduled Distribution Date for the Certificates will occur on the distribution date in July 2007.

Interest on the outstanding principal amount of the Notes accrues from January 24, 2002 or from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Notes receive interest at the rate of 1.71% per annum. The Class A-2 Notes receive interest at the rate of one Month London Interbank Offer Rate (“LIBOR”) plus 0.07% per annum. The Class A-3 Notes receive interest at the rate of one Month LIBOR plus 0.08% per annum. The Class A-4 Notes receive interest at the rate of 4.16% per annum. Interest on the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes is calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year. Interest on the Class A-4 Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months. On each Distribution Date, interest will be distributed to Certificateholders at the pass through rate of 4.07% per annum on the outstanding Certificate Balance and calculated on the basis of a 360-day year consisting of twelve 30-day months.

The Class A-2 Noteholders and Class A-3 Noteholders both received interest at a weighted average rate of 1.87% per annum from January 24, 2002 through December 15, 2002.

Note 4. Federal Income Tax
The Trust is classified as a division of the Seller, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder by the acceptance of a Note agrees to treat the Notes as indebtedness in the Trust for federal, state and local income and franchise tax purposes. All the certificates were retained by the Seller on the closing date. If the Seller sells any of the Certificates or if the Trust issues additional Certificates, this characterization may change.

Capital Auto Receivables Asset Trust 2002-1

Supplementary Financial Data (Unaudited)

Summary of Quarterly Distributable Income

2002 Quarters	Principal	Interest	Total

	(in millions of dollars)
First quarter*	$124	$7	$131
Second quarter	196	14	210
Third quarter	198	12	210
Fourth quarter	192	11	203

Total	$710	$44	$754

*	Represents the period January 24, 2002 (inception) through March 31, 2002.

Independent Auditors’ Report

The Capital Auto Receivables Asset Trust 2002-2, its Certificateholders, and Capital Auto Receivables, Inc.:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 2002-2 as of December 31, 2002, and the related Statement of Distributable Income for the period April 25, 2002 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Trust Administrator’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Capital Auto Receivables Asset Trust 2002-2 at December 31, 2002, and its distributable income for the period April 25, 2002 (date of inception) to December 31, 2002, on the basis of accounting described in Note 1.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Detroit, Michigan
March 21, 2003

Capital Auto Receivables Asset Trust 2002-2

Statement of Assets, Liabilities and Equity

December 31, 2002

(in millions of dollars)
Assets
Receivables-(Discounted) (Note 2)	$1,370

Total Assets	$1,370

Liabilities and Equity (Notes 2 And 3)
Asset-Backed Notes	$1,317
Asset-Backed Certificates (Equity)	53

Total Liabilities and Equity	$1,370

Reference should be made to the Notes to Financial Statements.

Capital Auto Receivables Asset Trust 2002-2

Statement of Distributable Income

Year Ended December 31, 2002*

(in millions of dollars)
Distributable Income
Allocable to Principal
Asset-Backed Notes	$411
Asset-Backed Certificates (Equity)	1

Total Principal	412

Allocable to Interest
Asset-Backed Notes	34
Asset-Backed Certificates (Equity)	1

Total Interest	35

Distributable Income	$447

Income Distributed	$447

*	Represents the period April 25, 2002 (inception) through December 31, 2002.

Reference should be made to the Notes to Financial Statements.

Capital Auto Receivables Asset Trust 2002-2
Notes to Financial Statements

Note 1. Basis of Accounting
The financial statements of Capital Auto Receivables Asset Trust 2002-2 (the “Trust”) are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned, and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the “Seller”). Capitalized terms are defined in the prospectus dated April 15, 2002.

The Trust uses interest rate swaps to alter its interest rate exposure. The swaps are executed as an integral element of a specific investment transaction. As the Trust’s financial statements are prepared on the basis of cash receipts and cash disbursements, the impact of the interest rate swaps is reflected in the cash flows shown in the Statement of Distributable Income.

Note 2. Sale of Notes and Certificates
On April 25, 2002, the Trust acquired retail finance receivables aggregating approximately $1,950 million at a discount of $168 million from the Seller in exchange for four classes of Asset-Backed Notes representing indebtedness of the Trust of $386 million Class A-1; $473 million Class A-2; $525 million Class A-3; $344 million Class A-4; and $54 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sales contracts for new automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby, an interest rate swap and certain other property. The Servicer has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance of the receivables declines to 10% or less of the aggregate amount financed.

Note 3. Principal and Interest Payments
Payments of interest on the Class A Notes and the Certificates will be made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing May 15, 2002 (each a “Distribution Date”). On each distribution date, the Aggregate Noteholders’ Principal Distributable Amount will be applied to make principal payments on the notes. Principal payments will be applied to the notes in sequential priority so that no principal payment will be made on any class of notes until all notes with a lower numerical designation have been paid in full. The Final Scheduled Distribution Dates for the Class A-1, Class A-2, Class A-3, and Class A-4 Notes are as follows, respectively: May 2003, April 2004, July 2005 and October 2007.

The Trust will not make any principal distributions to the Certificateholders until the Class A-1 Note has been paid in full. On each distribution date after the Class A-1 Note has been paid in full, the Certificateholders’ Percentage of the Principal Distributable amount will be available to make distributions to the Certificateholders only after all other payments due from the Trust on that distribution date have been made. The Final Scheduled Distribution Date for the Certificates will occur on the distribution date in October 2007.

Interest on the outstanding principal amount of the Notes accrues from April 25, 2002 or from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Notes receive interest at the rate of one Month London Interbank Offer Rate (“LIBOR”) plus 0.06% per annum. The Class A-2 Notes receive interest at the rate of 2.89% per annum. The Class A-3 Notes receive interest at the rate of 3.82% per annum. The Class A-4 Notes receive interest at the rate of 4.50% per annum. Interest on the Class A-1 Note is calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year. Interest on the Class A-2 Notes, Class A-3 Notes and the Class A-4 Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months. On each Distribution Date, interest will be distributed to Certificateholders at the pass-through rate of 4.18% per annum on the outstanding Certificate Balance and calculated on the basis of a 360-day year consisting of twelve 30-day months.

The Class A-1 Noteholders received interest at a weighted average rate of 1.88% per annum from April 25, 2002 through December 15, 2002.

Note 4. Federal Income Tax
The Trust will not be taxable as an association or publicly traded partnership taxable as a corporation, but will be classified as a partnership for federal income tax purposes. Each Noteholder by the acceptance of a Note agrees to treat the Notes as indebtedness in the Trust for federal, state and local income and franchise tax purposes. Each Certificateholder by the acceptance of a Certificate agrees to treat the Certificates as equity interests in the Trust for federal, state and local income and franchise tax purposes. A portion of the Certificates were retained by the Seller on the closing date.

Capital Auto Receivables Asset Trust 2002-2

Supplementary Financial Data (Unaudited)

Summary of Quarterly Distributable Income

2002 Quarters	Principal	Interest	Total

	(in millions of dollars)
First quarter	$0	$0	$0
Second quarter*	103	8	111
Third quarter	157	14	171
Fourth quarter	152	13	165

Total	$412	$35	$447

*	Represents the period April 25, 2002 (inception) through June 30, 2002.

Independent Auditors’ Report

The Capital Auto Receivables Asset Trust 2002-3, its Certificateholders, and Capital Auto Receivables, Inc.:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 2002-3 as of December 31, 2002, and the related Statement of Distributable Income for the period August 8, 2002 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Trust Administrator’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Capital Auto Receivables Asset Trust 2002-3 at December 31, 2002, and its distributable income for the period August 8, 2002 (date of inception) to December 31, 2002, on the basis of accounting described in Note 1.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Detroit, Michigan
March 21, 2003

Capital Auto Receivables Asset Trust 2002-3

Statement of Assets, Liabilities and Equity

December 31, 2002

(in millions of dollars)
Assets
Receivables-(Discounted) (Note 2)	$3,042

Total Assets	$3,042

Liabilities and Equity (Notes 2 And 3)
Asset-Backed Notes	$2,951
Asset-Backed Certificates (Equity)	91

Total Liabilities and Equity	$3,042

Reference should be made to the Notes to Financial Statements.

Capital Auto Receivables Asset Trust 2002-3

Statement of Distributable Income

Year Ended December 31, 2002*

(in millions of dollars)
Distributable Income
Allocable to Principal
Asset-Backed Notes	$0
Asset-Backed Certificates (Equity)	0

Total Principal	0

Allocable to Interest
Asset-Backed Notes	25
Asset-Backed Certificates (Equity)	1

Total Interest	26

Distributable Income	$26

Income Distributed	$26

*	Represents the period August 8, 2002 (inception) through December 31, 2002.

Reference should be made to the Notes to Financial Statements.

Capital Auto Receivables Asset Trust 2002-3
Notes to Financial Statements

Note 1. Basis of Accounting
The financial statements of Capital Auto Receivables Asset Trust 2002-3 (the “Trust”) are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned, and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the “Seller”). Capitalized terms are defined in the prospectus dated July 30, 2002.

The Trust uses interest rate swaps to alter its interest rate exposure. The swaps are executed as an integral element of a specific investment transaction. As the Trust’s financial statements are prepared on the basis of cash receipts and cash disbursements, the impact of the interest rate swaps is reflected in the cash flows shown in the Statement of Distributable Income.

Note 2. Sale of Notes and Certificates
On August 8, 2002, the Trust acquired retail finance receivables aggregating approximately $3,300 million at a discount of $258 million from the Seller in exchange for four classes of Asset-Backed Notes representing indebtedness of the Trust of $1,162 million Class A-1; $688 million Class A-2; $766 million Class A-3; $335 million Class A-4; and $91 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sales contracts for new automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby, an interest rate swap and certain other property. The Servicer has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance of the receivables declines to 10% or less of the aggregate amount financed.

Note 3. Principal and Interest Payments
Payments of interest on the Class A Notes and the Certificates will be made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing September 16, 2002 (each a “Distribution Date”). The trust will not make payments of principal on the notes or distributions on the certificate balance during the revolving period.

The revolving period consists of the monthly periods from July 2002 through June 2003, and the related distribution dates. The amortization period includes the monthly periods and related distribution dates following the revolving period. On each distribution date during the revolving period, amounts otherwise available to make principal payments on the notes and distributions on the certificate balance will be applied to purchase additional receivables from the seller. To the extent that amounts allocated for the purchase of additional receivables are not so used on any distribution date during the revolving period, they will be deposited into the accumulation account and applied on subsequent distribution dates in the revolving period to purchase additional receivables. On each distribution date during the amortization period, the Aggregate Noteholders’ Principal Distributable Amount will be applied to make principal payments on the notes. Principal payments will be applied to the notes in sequential priority so that no principal payment will be made on any class of notes until all notes with a lower numerical designation have been paid in full. The Final Scheduled Distribution Dates for the Class A-1, Class A-2, Class A-3, and Class A-4 Notes are as follows, respectively: December 2004, September 2005, October 2006, and February 2009.

The Trust will not make any principal distributions to the Certificateholders during the revolving period. On each distribution date during the amortization period a pro rata portion, based on the outstanding amount of notes and certificates, of the aggregate amount available to make principal payments will be applied to make distributions on the Certificate Balance. The Final Scheduled Distribution Date for the Certificates will occur on the distribution date in February 2009.

Interest on the outstanding principal amount of the Notes accrues from August 8, 2002 or from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Notes receive interest at the rate of one Month London Interbank Offer Rate (“LIBOR”) plus 0.04% per annum. The Class A-2 notes are comprised of two separate notes with an original balance of $344 million each. The Class A-2a Notes receive interest at the rate of 3.05% per annum. The Class A-2b Notes receive interest at the rate of one Month LIBOR plus 0.07% per annum. The Class A-3 Notes receive interest at the rate of 3.58% per annum. The Class A-4 Notes receive interest at the rate of one Month LIBOR plus 0.11% per annum. Interest on the Class A-1 Notes, Class A-2b Notes and Class A-4 Notes is calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year. Interest on the Class A-2a Notes and Class A-3 Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months. On each Distribution Date, interest will be distributed to Certificateholders at the pass-through rate of 3.44% per annum on the outstanding Certificate Balance and calculated on the basis of a 360-day year consisting of twelve 30-day months.

The Class A-1 Noteholders, Class A-2b Noteholders and Class A-4 Noteholders received interest at a weighted average rate as follows, respectively: 1.74% per annum, 1.77% per annum, 1.81% per annum from August 8, 2002 through December 15, 2002.

Note 4. Federal Income Tax
The Trust will not be taxable as an association or publicly traded partnership taxable as a corporation, but will be classified as a partnership for federal income tax purposes. Each Noteholder by the acceptance of a Note agrees to treat the Notes as indebtedness in the Trust for federal, state and local income and franchise tax purposes. Each Certificateholder by the acceptance of a Certificate agrees to treat the Certificates as equity interests in the Trust for federal, state and local income and franchise tax purposes. A portion of the Certificates were retained by the Seller on the closing date.

Capital Auto Receivables Asset Trust 2002-3

Supplementary Financial Data (Unaudited)

Summary of Quarterly Distributable Income

2002 Quarters	Principal	Interest	Total

	(in millions of dollars)
First quarter	$0	$0	$0
Second quarter	0	0	0
Third quarter*	0	8	8
Fourth quarter	0	18	18

Total	$0	$26	$26

*	Represents the period August 8, 2002 (inception) through September 30, 2002.

Independent Auditors’ Report

The Capital Auto Receivables Asset Trust 2002-4, its Certificateholders, and Capital Auto Receivables, Inc.:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 2002-4 as of December 31, 2002, and the related Statement of Distributable Income for the period October 10, 2002 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Trust Administrator’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Capital Auto Receivables Asset Trust 2002-4 at December 31, 2002, and its distributable income for the period October 10, 2002 (date of inception) to December 31, 2002, on the basis of accounting described in Note 1.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Detroit, Michigan
March 21, 2003

Capital Auto Receivables Asset Trust 2002-4

Statement of Assets, Liabilities and Equity

December 31, 2002

(in millions of dollars)
Assets
Receivables-(Discounted) (Note 2)	$2,806

Total Assets	$2,806

Liabilities and Equity (Notes 2 And 3)
Asset-Backed Notes	$2,714
Asset-Backed Certificates (Equity)	92

Total Liabilities and Equity	$2,806

Reference should be made to the Notes to Financial Statements.

Capital Auto Receivables Asset Trust 2002-4

Statement of Distributable Income

Year Ended December 31, 2002*

(in millions of dollars)
Distributable Income
Allocable to Principal
Asset-Backed Notes	$279
Asset-Backed Certificates (Equity)	0

Total Principal	279

Allocable to Interest
Asset-Backed Notes	10
Asset-Backed Certificates (Equity)	0

Total Interest	10

Distributable Income	$289

Income Distributed	$289

*	Represents the period October 10, 2002 (inception) through December 31, 2002.

Reference should be made to the Notes to Financial Statements.

Capital Auto Receivables Asset Trust 2002-4
Notes to Financial Statements

Note 1. Basis of Accounting
The financial statements of Capital Auto Receivables Asset Trust 2002-4 (the “Trust”) are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned, and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the “Seller”). Capitalized terms are defined in the prospectus dated September 30, 2002.

The Trust uses interest rate swaps to alter its interest rate exposure. The swaps are executed as an integral element of a specific investment transaction. As the Trust’s financial statements are prepared on the basis of cash receipts and cash disbursements, the impact of the interest rate swaps is reflected in the cash flows shown in the Statement of Distributable Income.

Note 2. Sale of Notes and Certificates
On October 10, 2002, the Trust acquired retail finance receivables aggregating approximately $3,300 million at a discount of $215 million from the Seller in exchange for four classes of Asset-Backed Notes representing indebtedness of the Trust of $601 million Class A-1; $1,122 million Class A-2; $680 million Class A-3; $590 million Class A-4; and $92 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sales contracts for new automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby, interest rate swaps and certain other property. The Servicer has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance of the receivables declines to 10% or less of the aggregate amount financed.

Note 3. Principal and Interest Payments
Payments of interest on the Class A Notes and the Certificates will be made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing November 15, 2002 (each a “Distribution Date”). On each distribution date, the Aggregate Noteholders’ Principal Distributable Amount will be applied to make principal payments on the notes. Principal payments will be applied to the notes in sequential priority so that no principal payment will be made on any class of notes until all notes with a lower numerical designation have been paid in full. The Final Scheduled Distribution Dates for the Class A-1, Class A-2, Class A-3, and Class A-4 Notes are as follows, respectively: November 2003, January 2005, January 2006 and March 2008.

The Trust will not make any principal distributions to the Certificateholders until the Class A-1 Note has been paid in full. On each distribution date after the Class A-1 Note has been paid in full, the Certificateholders’ Percentage of the Principal Distributable amount will be available to make distributions to the Certificateholders only after all other payments due from the Trust on that distribution date have been made. The Final Scheduled Distribution Date for the Certificates will occur on the distribution date in March 2008.

Interest on the outstanding principal amount of the Notes accrues from October 10, 2002 or from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Note receives interest at the rate of 1.75% per annum. The Class A-2 notes are comprised of two separate notes, the Class A-2a Notes, with an original balance of $841 million, and the Class A-2b Notes, with an original balance of $281 million. The Class A-2a Notes receive interest at the rate of one Month London Interbank Offer Rate (“LIBOR”) plus 0.04% per annum. The Class A-2b Notes receive interest at the rate of 1.74%. The Class A-3 Notes receive interest at the rate of one Month LIBOR plus 0.05% per annum. The Class A-4 Notes receive interest at the rate of 2.64%. Interest on the Class A-1 Note, the Class A-2a Notes and Class A-3 Notes is calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year. Interest on the Class A-2b Notes and Class A-4 Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months. On each Distribution Date, interest will be distributed to Certificateholders at the pass-through rate of 2.62% per annum on the outstanding Certificate Balance and calculated on the basis of a 360-day year consisting of twelve 30-day months.

The Class A-2a Noteholders and Class A-3 Noteholders received interest at a weighted average rate as follows, respectively: 1.65% per annum, 1.66% per annum from October 10, 2002 through December 15, 2002.

Note 4. Federal Income Tax
The Trust will not be taxable as an association or publicly traded partnership taxable as a corporation, but will be classified as a partnership for federal income tax purposes. Each Noteholder by the acceptance of a Note agrees to treat the Notes as indebtedness in the Trust for federal, state and local income and franchise tax purposes. Each Certificateholder by the acceptance of a Certificate agrees to treat the Certificates as equity interests in the Trust for federal, state and local income and franchise tax purposes. A portion of the Certificates were retained by the Seller on the closing date.

Capital Auto Receivables Asset Trust 2002-4

Supplementary Financial Data (Unaudited)

Summary of Quarterly Distributable Income

2002 Quarters	Principal	Interest	Total

	(in millions of dollars)
First quarter	$0	$0	$0
Second quarter	0	0	0
Third quarter	0	0	0
Fourth quarter*	279	10	289

Total	$279	$10	$289

*Represents the period October 10, 2002 (inception) through December 31, 2002.

Independent Auditors’ Report

The Capital Auto Receivables Asset Trust 2002-5, its Certificateholders, and Capital Auto Receivables, Inc.:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Capital Auto Receivables Asset Trust 2002-5 as of December 31, 2002, and the related Statement of Distributable Income for the period November 13, 2002 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Trust Administrator’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Capital Auto Receivables Asset Trust 2002-5 at December 31, 2002, and its distributable income for the period November 13, 2002 (date of inception) to December 31, 2002, on the basis of accounting described in Note 1.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Detroit, Michigan
March 21, 2003

Capital Auto Receivables Asset Trust 2002-5

Statement of Assets, Liabilities And Equity

December 31, 2002

(in millions of dollars)
Assets
Receivables-(Discounted) (Note 2)	$3,343

Total Assets	$3,343

Liabilities And Equity (Notes 2 And 3)
Asset-Backed Notes	$3,237
Asset-Backed Certificates (Equity)	106

Total Liabilities And Equity	$3,343

Reference should be made to the Notes to Financial Statements.

Capital Auto Receivables Asset Trust 2002-5

Statement of Distributable Income

Year Ended December 31, 2002*

(in millions of dollars)
Distributable Income
Allocable to Principal
Asset-Backed Notes	$179
Asset-Backed Certificates (Equity)	0

Total Principal	179

Allocable to Interest
Asset-Backed Notes	6
Asset-Backed Certificates (Equity)	0

Total Interest	6

Distributable Income	$185

Income Distributed	$185

*	Represents the period November 13, 2002 (inception) through December 31, 2002.

Reference should be made to the Notes to Financial Statements.

Capital Auto Receivables Asset Trust 2002-5
Notes to Financial Statements

Note 1. Basis of Accounting
The financial statements of Capital Auto Receivables Asset Trust 2002-5 (the “Trust”) are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned, and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the “Seller”). Capitalized terms are defined in the prospectus dated November 5, 2002.

The Trust uses interest rate swaps to alter its interest rate exposure. The swaps are executed as an integral element of a specific investment transaction. As the Trust’s financial statements are prepared on the basis of cash receipts and cash disbursements, the impact of the interest rate swaps is reflected in the cash flows shown in the Statement of Distributable Income.

Note 2. Sale of Notes and Certificates
On November 13, 2002, the Trust acquired retail finance receivables aggregating approximately $3,850 million at a discount of $328 million from the Seller in exchange for four classes of Asset-Backed Notes representing indebtedness of the Trust of $485 million Class A-1; $1,360 million Class A-2; $860 million Class A-3; $711 million Class A-4; and $106 million of Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes a pool of retail instalment sales contracts for new automobiles and light trucks, monies due or received thereunder, security interests in the vehicles financed thereby, interest rate swaps and certain other property. The Servicer has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance of the receivables declines to 10% or less of the aggregate amount financed.

Note 3. Principal and Interest Payments
Payments of interest on the Class A Notes and the Certificates will be made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, commencing December 16, 2002 (each a “Distribution Date”). On each distribution date, the Aggregate Noteholders’ Principal Distributable Amount will be applied to make principal payments on the notes. Principal payments will be applied to the notes in sequential priority so that no principal payment will be made on any class of notes until all notes with a lower numerical designation have been paid in full. The Final Scheduled Distribution Dates for the Class A-1, Class A-2, Class A-3, and Class A-4 Notes are as follows, respectively: January 2004, January 2005, April 2006 and April 2008.

The Trust will not make any principal distributions to the Certificateholders until the Class A-1 Note has been paid in full. On each distribution date after the Class A-1 Note has been paid in full, the Certificateholders’ Percentage of the Principal Distributable amount will be available to make distributions to the Certificateholders only after all other payments due from the Trust on that distribution date have been made. The Final Scheduled Distribution Date for the Certificates will occur on the distribution date in April 2008.

Interest on the outstanding principal amount of the Notes accrues from November 13, 2002 or from the most recent Distribution Date on which interest has been paid to but excluding the following Distribution Date. The Class A-1 Note receives interest at the rate of one Month London Interbank Offer Rate (“LIBOR”) plus 0.06% per annum. The Class A-2 notes are comprised of two separate notes, the Class A-2a Notes, with an original balance of $1,035 million, and the Class A-2b Notes, with an original balance of $325 million. The Class A-2a Notes receive interest at the rate of one Month LIBOR plus 0.06% per annum. The Class A-2b Notes receive interest at the rate of 1.71% per annum. The Class A-3 notes are also comprised of two separate notes, the Class A-3a Notes, with an original balance of $600 million, and the Class A-3b Notes, with an original balance of $260 million. The Class A-3a Notes receive interest at the rate of one Month LIBOR plus 0.09% per annum. The Class A-3b Notes receive interest at the rate of 2.30% per annum. The Class A-4 Notes receive interest at the rate of 2.92% per annum. Interest on the Class A-1 Note, Class A-2a Notes, and Class A-3a Notes is calculated on the basis of actual days elapsed during the period for which interest is payable and a 360-day year. Interest on the Class A-2b Notes, Class A-3b Notes and the Class A-4 Notes is calculated on the basis of a 360-day year consisting of twelve 30-day months. On each Distribution Date, interest will be distributed to Certificateholders at the pass-through rate of 2.80% per annum on the outstanding Certificate Balance and calculated on the basis of a 360-day year consisting of twelve 30-day months.

The Class A-1 Noteholder, Class A-2a Noteholders and Class A-3a Noteholders received interest at a weighted average rate as follows, respectively: 1.44% per annum, 1.44% per annum, 1.47% per annum from November 13, 2002 through December 15, 2002.

Note 4. Federal Income Tax
The Trust will not be taxable as an association or publicly traded partnership taxable as a corporation, but will be classified as a partnership for federal income tax purposes. Each Noteholder by the acceptance of a Note agrees to treat the Notes as indebtedness in the Trust for federal, state and local income and franchise tax purposes. Each Certificateholder by the acceptance of a Certificate agrees to treat the Certificates as equity interests in the Trust for federal, state and local income and franchise tax purposes. A portion of the Certificates were retained by the Seller on the closing date.

Capital Auto Receivables Asset Trust 2002-5

Supplementary Financial Data (Unaudited)

Summary of Quarterly Distributable Income

2002 Quarters	Principal	Interest	Total

	(in millions of dollars)
First quarter	$0	$0	$0
Second quarter	0	0	0
Third quarter	0	0	0
Fourth quarter*	179	6	185

Total	$179	$6	$185

*	Represents the period November 13, 2002 (inception) through December 31, 2002.

Part III

Not Applicable.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

Financial Statements Included in Part II, Item 8, of Form 10-K.

Financial Statement Schedules All schedules have been omitted because they are not applicable or because the information called for is shown in the financial statements or notes thereto.

Reports On Form 8-K No reports on Form 8-K have been filed by Capital Auto Receivables Asset Trust 2002-1 during the fourth Quarter ended December 31, 2002.

No reports on Form 8-K have been filed by Capital Auto Receivables Asset Trust 2002-2 during the fourth Quarter ended December 31, 2002.

Current reports on Form 8-K dated October 4, 2002 reporting matters under Items 5 and 7 were filed by Capital Auto Receivables Asset Trust 2002-3 during the fourth Quarter ended December 31, 2002.

Current reports on Form 8-K dated October 1, 2002 reporting matters under Items 5 and 7 and on October 24, 2002 reporting matters under Item 7 were filed by Capital Auto Receivables Asset Trust 2002-4 during the fourth Quarter ended December 31, 2002.

Current reports on Form 8-K dated November 4, 2002, November 5, 2002 and November 12, 2002 reporting matters under Items 5 and 7 and on November 27, 2002 reporting matters under Item 7 were filed by Capital Auto Receivables Asset Trust 2002-5 during the fourth Quarter ended December 31, 2002.

Items 2, 3, 4, 5, 6, 9, 10, 11, 12, 13, and 14 are not applicable and have been omitted.

Signature

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Auto Receivables Asset Trust 2002-1
Capital Auto Receivables Asset Trust 2002-2
Capital Auto Receivables Asset Trust 2002-3
Capital Auto Receivables Asset Trust 2002-4
Capital Auto Receivables Asset Trust 2002-5

by: General Motors Acceptance Corporation (Administrator, not in its individual capacity but solely as Administrator on behalf of the registrant.)

/s/ Jerome B. Van Orman, Jr. (Jerome B. Van Orman, Jr., Vice President – Principal Financial Officer)

Date: March 21, 2003

Certification

I, Jerome B. Van Orman, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K, and all reports on Form 8-K included in the year covered by this annual report of Capital Auto Receivables Asset Trust 2002-1, Capital Auto Receivables Asset Trust 2002-2, Capital Auto Receivables Asset Trust 2002-3, Capital Auto Receivables Asset Trust 2002-4 and Capital Auto Receivables Asset Trust 2002-5;

2.	Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.	Based on my knowledge the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

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

Date: March 21, 2003

/s/ Jerome B. Van Orman, Jr.

Jerome B. Van Orman, Jr.
Vice President-Principal Financial Officer

Index of Exhibits

Exhibit	Description	Method of Filing

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.