Form 10-K
period 2007-12-31
CAPITAL AUTO RECEIVABLES LLC; Capital Auto Receivables Asset Trust 2007-2
filed 2008-03-31
CIK 893958, 1409871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number of issuing entity: 333-105077-09
Commission file number of depositor: 333-105077
Capital Auto Receivables Asset Trust 2007-2
(Exact name of issuing entity as specified in its charter)
Capital Auto Receivables LLC
(Exact name of depositor as specified in its charter)
GMAC LLC
(Exact name of sponsor as specified in its charter)

Delaware	20-7511286
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
Documents incorporated by reference. None

INDEX
Capital Auto Receivables Asset Trust 2007-2

Part I
Item 1.	Business*
Item 1A.	Risk Factors*
Item 1B.	Unresolved Staff Comments
Item 2.	Properties*
Item 3.	Legal Proceedings*
Item 4.	Submission of Matters to a Vote of Security Holders*
Part II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities*
Item 6.	Selected Financial Data*
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations*
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk*
Item 8.	Financial Statements and Supplementary Data*
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure*
Item 9AT.	Controls and Procedure*
Item 9B.	Other Information
Part III
Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant*
Item 11.	Executive Compensation*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.	Certain Relationships and Related Transactions and Director Independence*
Item 14.	Principal Accounting Fees and Services*
Part IV
Item 15.	Exhibits, Financial Statement Schedules
Certification of Executive Officer Pursuant to Rule 13a-14/15d-14
Report on Assessment of Compliance with Servicing Criteria concerning activities of GMAC LLC
Report on Assessment of Compliance with Servicing Criteria concerning activities of The Bank of New York Trust Company, N.A.
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of GMAC LLC
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of The Bank of New York Trust Company, N.A.
Servicer Compliance Statement

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
None
Part III
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. The information has been provided previously in a Prospectus dated August 15, 2007, filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933 on August 21, 2007.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of GMAC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2007, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
GMAC’s Report on Assessment and the related Attestation Report have identified four instances of material noncompliance with the servicing criteria applicable to GMAC. Processes and procedures have been implemented to reinforce and ensure that all instances of material non-compliance are remediated. The instances of noncompliance are;
•	Reconciliations on certain custodial accounts were not always completed within the required timeframe, reviewed and approved by someone other than the person who prepared the reconciliation, and reconciling items were not always reviewed and cleared within the required timeframe.

•	Certain returned insurance premiums were not remitted in accordance with the transaction agreements.

•	Certain charge-offs on uncollectible accounts were not approved by authorized personnel in accordance with GMAC’s policies and collections.

•	Certain delinquency information was not recognized and recorded in accordance with transaction documents.
The Indenture Trustee Report on Assessment identified an additional material noncompliance. Specifically, collections received on assets relating to a certain series of securities were deposited into a general account rather than the segregated account for each specific series. Processes have been implemented or are in place and being reinforced to ensure that all instances of noncompliance are remediated.

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
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	List the following documents filed as a part of the report:
(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable.

(3)	Exhibits
•	Indenture between Capital Auto Receivables Asset Trust 2007-2 (“Issuing Entity”) and The Bank of New York Trust Company, N.A., as indenture trustee (the “Indenture Trustee”), dated as of August 23, 2007.

•	Trust Agreement between Capital Auto Receivables LLC (“CARI”), as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of August 23, 2007.

•	Pooling and Servicing Agreement between GMAC LLC (“GMAC”) and CARI, dated as of August 23, 2007.

•	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of GMAC LLC for the year ended December 31, 2007.

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of The Bank of New York Trust Company, N.A. for the year ended December 31, 2007.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of GMAC LLC dated March 14, 2008 for the year ended December 31, 2007.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of The Bank of New York Trust Company, N.A. dated February 29, 2008 for the year ended December 31, 2007.

•	Servicer Compliance Statement of GMAC LLC for the year ended December 31, 2007.

•	Trust Sale and Servicing Agreement among GMAC, as Servicer, CARI, as the Depositor, and the Issuing Entity, dated as of August 23, 2007.

•	Custodian Agreement between GMAC, as Custodian, and CARI, as Depositor, dated as of August 23, 2007.

•	Administration Agreement among Issuing Entity and GMAC, as Administrator, and Indenture Trustee, dated as of August 23, 2007.

•	Schedule to the ISDA Master Agreement between the Issuing Entity and Citibank, N.A. (the “Swap Counterparty”) dated as of August 23, 2007.

•	Confirmation of Primary Swap Relating to the Class A-PT Notes between the Swap Counterparty and the Issuing Entity dated as of August 23, 2007.

•	Confirmation of Primary Swap Relating to the Class A-2b Notes between the Swap Counterparty and the Issuing Entity dated as of August 23, 2007.

•	Confirmation of Primary Swap Relating to the Class A-3 Notes between the Swap Counterparty and the Issuing Entity dated as of August 23, 2007

•	Confirmation of Primary Swap Relating to the Class A-4b Notes between the Swap Counterparty and the Issuing Entity dated as of August 23, 2007

•	Swap Counterparty Rights Agreement among the Swap Counterparty, the Issuing Entity, GMAC, as Servicer, CARI, as the Depositor, the Indenture Trustee and the Owner Trustee, dated as of August 23, 2007.

•	Triparty Contingent Assignment Agreement among GMAC, as Servicer, the Issuing Entity and the Swap Counterparty, dated as of August 23, 2007.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Auto Receivables Asset Trust 2007-2
by:	GMAC LLC
(Servicer, not in its individual capacity but solely as Servicer on behalf of the Issuing Entity)

/s/ Mark E. Newman
Mark E. Newman, Vice President and Chief
Financial Officer of GMAC LLC North American Operations (Senior Officer in charge of the servicing function of the Servicer)

     Date: March 31, 2008

Index of Exhibits

Exhibit	Description	Method of Filing

*
4.1	Indenture between Capital Auto Receivables Asset Trust 2007-2 (“Issuing Entity”) and The Bank of New York Trust Company, N.A., as indenture trustee (the “Indenture Trustee”), dated as of August 23, 2007.	*

4.2	Trust Agreement between Capital Auto Receivables LLC (“CARI”), as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of August 23, 2007.	*

4.3	Pooling and Servicing Agreement between GMAC LLC (“GMAC”) and CARI, dated as of August 23, 2007.	*

31	Certification of Executive Officer Pursuant to Rule 13a-14/15d-14	Filed herewith.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning activities of GMAC LLC for the year ended December 31, 2007.	Filed herewith.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning activities of The Bank of New York Trust Company, N.A. for the year ended December 31, 2007.	Filed herewith.

34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of GMAC LLC dated March 14, 2008 for the year ended December 31, 2007.	Filed herewith.

34.2	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of The Bank of New York Trust Company, N.A. dated February 29, 2008 for the year ended December 31, 2007.	Filed herewith.

35.1	Servicer Compliance Statement of GMAC LLC for the year ended December 31, 2007.	Filed herewith.

99.1	Trust Sale and Servicing Agreement among GMAC, as Servicer, CARI, as the Depositor, and the Issuing Entity, dated as of August 23, 2007.	*

99.2	Custodian Agreement between GMAC, as Custodian, and CARI, as Depositor, dated as of August 23, 2007.	*

99.3	Administration Agreement among Issuing Entity and GMAC, as Administrator, and Indenture Trustee, dated as of August 23, 2007.	*

99.4	Schedule to the ISDA Master Agreement between the Issuing Entity and Citibank, N.A. (the “Swap Counterparty”) dated as of August 23, 2007.	*

99.5	Confirmation of Primary Swap Relating to the Class A-PT Notes between the Swap Counterparty and the Issuing Entity dated as of August 23, 2007.	*

99.6	Confirmation of Primary Swap Relating to the Class A-2b Notes between the Swap Counterparty and the Issuing Entity dated as of August 23, 2007.	*

99.7	Confirmation of Primary Swap Relating to the Class A-3 Notes between the Swap Counterparty and the Issuing Entity dated as of August 23, 2007.	*

99.8	Confirmation of Primary Swap Relating to the Class A-4b Notes between the Swap Counterparty and the Issuing Entity dated as of August 23, 2007.	*

99.9	Swap Counterparty Rights Agreement among the Swap Counterparty, the Issuing Entity, GMAC, as Servicer, CARI, as the Depositor, the Indenture Trustee and the Owner Trustee, dated as of August 23, 2007.	*

99.10	Triparty Contingent Assignment Agreement among GMAC, as Servicer, the Issuing Entity and the Swap Counterparty, dated as of August 23, 2007.	*

*	Incorporated by reference to the corresponding exhibit to the Issuing Entity’s Current Report on Form 8-K filed on August 28, 2007 (File No. 333-105077-09).