Form 10-K
period 2007-12-31
CAPITAL AUTO RECEIVABLES LLC; Capital Auto Receivables Asset Trust 2007-4
filed 2008-03-31
CIK 893958, 1418008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number of issuing entity: 333-105077-11
Commission file number of depositor: 333-105077
Capital Auto Receivables Asset Trust 2007-4
(Exact name of issuing entity as specified in its charter)
Capital Auto Receivables LLC
(Exact name of depositor as specified in its charter)
GMAC LLC
(Exact name of sponsor as specified in its charter)

Delaware	26-6094037
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐Accelerated filer	☑Non-accelerated filer (Do not check if a smaller reporting company)	☐Smaller reporting company
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
Capital Auto Receivables Asset Trust 2007-4

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
None
Part III
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. The information has been provided previously in a Prospectus, dated November 7, 2007, filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933 on November 8, 2007.
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
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	List the following documents filed as a part of the report:
(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable.

(3)	Exhibits
•	Indenture between Capital Auto Receivables Asset Trust 2007-4 (“Issuing Entity”) and The Bank of New York Trust Company, N.A., as indenture trustee (the “Indenture Trustee”), dated as of November 15, 2007.

•	Trust Agreement between Capital Auto Receivables LLC (“CARI”), as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of November 15, 2007.

•	Pooling and Servicing Agreement between GMAC LLC (“GMAC”) and CARI, dated as of November 15, 2007.

•	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of GMAC LLC for the year ended December 31, 2007.

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of The Bank of New York Trust Company, N.A. for the year ended December 31, 2007.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of GMAC LLC dated March 14, 2008 for the year ended December 31, 2007.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of The Bank of New York Trust Company, N.A. dated February 29, 2008 for the year ended December 31, 2007.

•	Servicer Compliance Statement of GMAC LLC for the year ended December 31, 2007.

•	Trust Sale and Servicing Agreement among GMAC, as Servicer, CARI, as the Depositor, and the Issuing Entity, dated as of November 15, 2007.

•	Custodian Agreement between GMAC, as Custodian, and CARI, as Depositor, dated as of November 15, 2007.

•	Administration Agreement among Issuing Entity and GMAC, as Administrator, and Indenture Trustee, dated as of November 15, 2007.

•	Schedule to the ISDA Master Agreement between the Issuing Entity and BNP Paribas (the “Swap Counterparty”) dated as of November 15, 2007.

•	Confirmation of Primary Swap Relating to the Class A-2b Notes between the Swap Counterparty and the Issuing Entity dated as of November 15, 2007.

•	Confirmation of Primary Swap Relating to the Class A-3b Notes between the Swap Counterparty and the Issuing Entity dated as of November 15, 2007

•	Swap Counterparty Rights Agreement among the Swap Counterparty, the Issuing Entity, GMAC, as Servicer, CARI, as the Depositor, the Indenture Trustee and the Owner Trustee, dated as of November 15, 2007.

•	Triparty Contingent Assignment Agreement among GMAC, as Servicer, the Issuing Entity and the Swap Counterparty, dated as of November 15, 2007.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Auto Receivables Asset Trust 2007-4

by: GMAC LLC (Servicer, not in its individual capacity but solely as
Servicer on behalf of the Issuing Entity)

/s/ Mark E. Newman

Mark E. Newman, Vice President and Chief
Financial Officer of GMAC LLC North American Operations (Senior Officer in charge of the serving function of the Servicer)
Date: March 31, 2008

Index of Exhibits

Exhibit	Description	Method of Filing

*
4.1	Indenture between Capital Auto Receivables Asset Trust 2007-4 (“Issuing Entity”) and The Bank of New York Trust Company, N.A., as indenture trustee (the “Indenture Trustee”), dated as of November 15, 2007.	*

4.2	Trust Agreement between Capital Auto Receivables LLC (“CARI”), as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of November 15, 2007.	*

4.3	Pooling and Servicing Agreement between GMAC LLC (“GMAC”) and CARI, dated as of November 15, 2007.	*

31	Certification of Executive Officer Pursuant to Rule 13a-14/15d-14	Filed herewith.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning activities of GMAC LLC for the year ended December 31, 2007.	Filed herewith.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning activities of The Bank of New York Trust Company, N.A. for the year ended December 31, 2007.	Filed herewith.

34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of GMAC LLC dated March 14, 2008 for the year ended December 31, 2007.	Filed herewith.

34.2	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of The Bank of New York Trust Company, N.A. dated February 29, 2008 for the year ended December 31, 2007.	Filed herewith.

35.1	Servicer Compliance Statement of GMAC LLC for the year ended December 31, 2007.	Filed herewith.

99.1	Trust Sale and Servicing Agreement among GMAC, as Servicer, CARI, as the Depositor, and the Issuing Entity, dated as of November 15, 2007.	*

99.2	Custodian Agreement between GMAC, as Custodian, and CARI, as Depositor, dated as of November 15, 2007.	*

99.3	Administration Agreement among Issuing Entity and GMAC, as Administrator, and Indenture Trustee, dated as of November 15, 2007.	*

99.4	Schedule to the ISDA Master Agreement between the Issuing Entity and BNP Paribas (the “Swap Counterparty”) dated as of November 15, 2007.	*

99.5	Confirmation of Primary Swap Relating to the Class A-2b Notes between the Swap Counterparty and the Issuing Entity dated as of November 15, 2007.	*

99.6	Confirmation of Primary Swap Relating to the Class A-3b Notes between the Swap Counterparty and the Issuing Entity dated as of November 15, 2007.	*

99.7	Swap Counterparty Rights Agreement among the Swap Counterparty, the Issuing Entity, GMAC, as Servicer, CARI, as the Depositor, the Indenture Trustee and the Owner Trustee, dated as of November 15, 2007.	*

99.8	Triparty Contingent Assignment Agreement among GMAC, as Servicer, the Issuing Entity and the Swap Counterparty, dated as of November 15, 2007.	*

*	Incorporated by reference to the corresponding exhibit to the Issuing Entity’s Current Report on Form 8-K filed on November 20, 2007 (File No. 333-105077-11).