Form 10-K
period 2007-12-31
CAPITAL AUTO RECEIVABLES LLC; CAPITAL AUTO RECEIVABLES ASSET TRUST 2007-SN1
filed 2008-03-31
CIK 893958, 1400090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number of issuing entity: 333-142950-02
Commission file number of depositor: 333-142950
Capital Auto Receivables Asset Trust 2007-SN1
(Exact name of issuing entity as specified in its charter)
Capital Auto Receivables LLC
(Exact name of depositor as specified in its charter)
GMAC LLC
(Exact name of sponsor as specified in its charter)

Delaware	26-0150886
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o GMAC LLC
200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)
(313) 656-0600
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
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☑	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
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

INDEX
Capital Auto Receivables Asset Trust 2007-SN1

Part I
Item 1. Business*
Item 1A. Risk Factors*
Item 1B. Unresolved Staff Comments
Item 2. Properties*
Item 3. Legal Proceedings*
Item 4. Submission of Matters to a Vote of Security Holders*
Part II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities*
Item 6. Selected Financial Data*
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations*
Item 7A. Quantitative and Qualitative Disclosures About Market Risk*
Item 8. Financial Statements and Supplementary Data*
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure*
Item 9A(T). Controls and Procedure*
Item 9B. Other Information
Part III
Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant*
Item 11. Executive Compensation*
Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters*
Item 13. Certain Relationships, Related Transactions, and Director Independence*
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
None
Part III
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. The information has been provided previously in a prospectus, dated May 31, 2007, filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933, on June 4, 2007.
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
GMAC’s Report on Assessment and the related Attestation Report have identified three instances of material noncompliance with the servicing criteria applicable to GMAC. Processes and procedures have been implemented to reinforce and ensure that all instances of material non-compliance are remediated. The instances of noncompliance are;
•	Reconciliations on certain custodial accounts were not always completed within the required timeframe, reviewed and approved by someone other than the person who prepared the reconciliation, and reconciling items were not always reviewed and cleared within the required timeframe.

•	Certain returned insurance premiums were not remitted in accordance with the transaction agreements.

•	Certain investor reports had been revised during the year indicating an error in the initial investor report.
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
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	List the following documents filed as a part of the report:
(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable.

(3)	Exhibits
•	Series Supplement to Declaration of Trust between Central Originating Lease, LLC (“COLT, LLC”) as Residual Certificateholder, and Deutsche Bank Trust Company Delaware as Owner Trustee, dated as of June 7, 2007.

•	Trust Agreement between Capital Auto Receivables LLC (“CARI”), as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of June 7, 2007.

•	CARAT Indenture between Capital Auto Receivables Asset Trust 2007-SN1 (“Issuing Entity”) and The Bank of New York Trust Company, N.A., as indenture trustee (the “Indenture Trustee”), dated as of June 7, 2007.

•	COLT Indenture between Central Originating Lease Trust (“COLT”) and the Bank of New York Trust Company, N.A., as the indenture trustee (the “Indenture Trustee”), dated as of June 7, 2007.

•	Certification of Executive Officer Pursuant to Rule 13a-14/15d-14.

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of GMAC LLC for the year ended December 31, 2007.

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of The Bank of New York Trust Company, N.A. for the year ended December 31, 2007.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of GMAC LLC dated March 14, 2008 for the year ended December 31, 2007.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of The Bank of New York Trust Company, N.A. dated February 29, 2008 for the year ended December 31, 2007.

•	Servicer Compliance Statement of GMAC LLC for the year ended December 31, 2007.

•	Schedule to the ISDA Master Agreement between the Issuing Entity and the Swap Counterparty dated as of June 7, 2007.

•	Confirmation of Primary Swap Relating to the Class A-1b Notes between the Swap Counterparty and the Issuing Entity dated as of June 7, 2007.

•	Confirmation of Primary Swap Relating to the Class A-2b Notes between the Swap Counterparty and the Issuing Entity dated as of June 7, 2007.

•	Confirmation of Primary Swap Relating to the Class A-3b Notes between the Swap Counterparty and the Issuing Entity dated as of June 7, 2007.

•	Confirmation of Primary Swap Relating to the Class A-4 Notes between the Swap Counterparty and the Issuing Entity dated as of June 7, 2007.

•	Swap Counterparty Rights Agreement among the Swap Counterparty, the Issuing Entity, GMAC, as Servicer, CARI, as the Depositor, the Indenture Trustee and the Owner Trustee, dated as of June 7, 2007.

•	Triparty Contingent Assignment Agreement among GMAC, as Servicer, the Issuing Entity and the Swap Counterparty, dated as of June 7, 2007.

•	Transfer Direction Agreement between GMAC LLC, as Initial Trust Beneficiary, and The Bank of New York (Delaware) as Trustee, dated as of May 28, 2007.

•	VAULT Pledge and Security Agreement between Vehicle Asset Universal Leasing Trust (“VAULT”) as Pledgor and the COLT 2007-SN1 Secured Noteholders as Pledgees, dated as of June 7, 2007.

•	Sale and Contribution Agreement between GMAC LLC as Seller and Servicer and Central Originating Lease Trust as Owner, dated as of June 7, 2007.

•	Servicing Agreement between Central Originating Lease Trust (“COLT”), GMAC LLC, as Servicer, and The Bank of New York Trust Company, N.A., as Indenture Trustee, dated as of June 7, 2007.

•	Pull Ahead Funding Agreement between Central Originating Lease Trust (“COLT”), GMAC LLC, as Servicer, and The Bank of New York Trust Company, N.A., as Indenture Trustee, dated as of June 7, 2007.

•	Custodian Agreement between GMAC, as Custodian, and Central Originating Lease Trust (“COLT”), dated as of June 7, 2007.

•	Pooling and Administration Agreement between GMAC LLC (“GMAC”) and CARI, dated as of June 7, 2007.

•	Trust Sale and Administration Agreement between GMAC LLC, as Trust Administrator, Capital Auto Receivables LLC (“CARI”), as Seller, and Capital Auto Receivables Asset Trust 2007-SN1 (“CARAT 2007-SN1”), as Issuer dated June 7, 2007.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Auto Receivables Asset Trust 2007-SN1

by: GMAC LLC (Servicer, not in its individual capacity but solely as
Servicer on behalf of the Issuing Entity)

/s/ Mark E. Newman Mark E. Newman, Vice President and Chief
Financial Officer of GMAC LLC North American Operations (Senior officer in charge of the servicing function of the servicer)
Date: March 31, 2008

Index of Exhibits

Exhibit	Description	Method of Filing
3.3	Series Supplement to Declaration of Trust between Central Originating Lease, LLC (“COLT, LLC”) as Residual Certificateholder, and Deutsche Bank Trust Company Delaware as Owner Trustee, dated as of June 7, 2007.	*

4.6	Trust Agreement between Capital Auto Receivables LLC (“CARI”), as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of June 7, 2007.	*

4.7	CARAT Indenture between Capital Auto Receivables Asset Trust 2007-SN1 (“Issuing Entity”) and The Bank of New York Trust Company, N.A., as indenture trustee (the “Indenture Trustee”), dated as of June 7, 2007.	*

4.8	COLT Indenture between Central Originating Lease Trust (“COLT”) and the Bank of New York Trust Company, N.A., as the indenture trustee (the “Indenture Trustee”), dated as of June 7, 2007.	*

31	Certification of Executive Officer Pursuant to Rule 13a-14/15d-14.	Filed herewith.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning activities of GMAC LLC for the year ended December 31, 2007.	Filed herewith.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning activities of The Bank of New York Trust Company, N.A. for the year ended December 31, 2007.	Filed herewith.

34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of GMAC LLC dated March 14, 2008 for the year ended December 31, 2007.	Filed herewith.

34.2	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of The Bank of New York Trust Company, N.A. dated February 29, 2008 for the year ended December 31, 2007.	Filed herewith.

35.1	Servicer Compliance Statement of GMAC LLC for the year ended December 31, 2007.	Filed herewith.

99.4	Schedule to the ISDA Master Agreement between the Issuing Entity and the Swap Counterparty dated as of June 7, 2007.	*

99.5	Confirmation of Primary Swap Relating to the Class A-1b Notes between the Swap Counterparty and the Issuing Entity dated as of June 7, 2007.	*

99.6	Confirmation of Primary Swap Relating to the Class A-2b Notes between the Swap Counterparty and the Issuing Entity dated as of June 7, 2007.	*

99.7	Confirmation of Primary Swap Relating to the Class A-3b Notes between the Swap Counterparty and the Issuing Entity dated as of June 7, 2007.	*

99.8	Confirmation of Primary Swap Relating to the Class A-4 Notes between the Swap Counterparty and the Issuing Entity dated as of June 7, 2007.	*

99.9	Swap Counterparty Rights Agreement among the Swap Counterparty, the Issuing Entity, GMAC, as Servicer, CARI, as the Depositor, the Indenture Trustee and the Owner Trustee, dated as of June 7, 2007.	*

99.10	Triparty Contingent Assignment Agreement among GMAC, as Servicer, the Issuing Entity and the Swap Counterparty, dated as of June 7, 2007.	*

99.11	Transfer Direction Agreement between GMAC LLC, as Initial Trust Beneficiary, and The Bank of New York (Delaware) as Trustee, dated as of May 28, 2007.	*

99.12	VAULT Pledge and Security Agreement between Vehicle Asset Universal Leasing Trust (“VAULT”) as Pledgor and the COLT 2007-SN1 Secured Noteholders as Pledgees, dated as of June 7, 2007.	*

99.13	Sale and Contribution Agreement between GMAC LLC as Seller and Servicer and Central Originating Lease Trust as Owner, dated as of June 7, 2007.	*

99.14	Servicing Agreement between Central Originating Lease Trust (“COLT”), GMAC LLC, as Servicer, and The Bank of New York Trust Company, N.A., as Indenture Trustee, dated as of June 7, 2007.	*

99.15	Pull Ahead Funding Agreement between Central Originating Lease Trust (“COLT”), GMAC LLC, as Servicer, and The Bank of New York Trust Company, N.A., as Indenture Trustee, dated as of June 7, 2007.	*

99.16	Custodian Agreement between GMAC, as Custodian, and Central Originating Lease Trust (“COLT”), dated as of June 7, 2007.	*

99.17	Pooling and Administration Agreement between GMAC LLC (“GMAC”) and CARI, dated as of June 7, 2007.	*

99.18	Trust Sale and Administration Agreement between GMAC LLC, as Trust Administrator, Capital Auto Receivables LLC (“CARI”), as Seller, and Capital Auto Receivables Asset Trust 2007-SN1 (“CARAT 2007-SN1”), as Issuer dated June 7, 2007.	*

*	Incorporated by reference to the corresponding exhibit to the Issuing Entity’s Current Report on Form 8-K filed on June 13, 2007 (File No. 333-142950-02).