Form 10-K
period 2008-12-31
CAPITAL AUTO RECEIVABLES LLC; Capital Auto Receivables Asset Trust 2008-2
filed 2009-03-30
CIK 893958, 1434486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________.

Commission file number of issuing entity: 333-147112-02

Commission file number of depositor: 333-147112

Capital Auto Receivables Asset Trust 2008-2
(Exact name of issuing entity as specified in its charter)

Capital Auto Receivables LLC
(Exact name of depositor as specified in its charter)

GMAC LLC
(Exact name of sponsor as specified in its charter)

DELAWARE	26-6344073
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  "large accelerated filer,"  "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller Reporting Company
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

Documents incorporated by reference. None

INDEX

Capital Auto Receivables Asset Trust 2008-2

Part I
Item 1.	Business*
Item 1A.	Risk Factors*
Item 1B.	Unresolved Staff Comments
Item 2.	Properties*
Item 3.	Legal Proceedings*
Item 4.	Submission of Matters to a Vote of Security Holders*
Part II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities*
Item 6.	Selected Financial Data*
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations*
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk*
Item 8.	Financial Statements and Supplementary Data*
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure*
Item 9A.	Controls and Procedure*
Item 9B.	Other Information
Part III
Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant*
Item 11.	Executive Compensation*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.	Certain Relationships and Related Transactions and Director Independence*
Item 14.	Principal Accountant Fees and Services*
Part IV
Item 15.	Exhibits, Financial Statement Schedules

______________

* Item is omitted in accordance with General Instructions J to Form 10-K.

Part I

Item 1B. Unresolved Staff Comments

None.

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

None.

Part III

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.  The information has been provided previously in a Prospectus, dated May 6, 2008, filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933 on May 9, 2008.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of GMAC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2008, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

GMAC’s Report on Assessment and the related Attestation Report have identified the following instances of material noncompliance with the servicing criteria applicable to GMAC.  Additional processes and procedures have been implemented to reinforce and ensure that all instances of material non-compliance are remediated.  The instances of noncompliance are;

•	Certain investor reports had been revised during the year indicating an error in the initial investor report relating to amounts other than unpaid principal balance or bond payments.

•	Certain investor reports had been revised during the year indicating an error in the initial investor report specific to unpaid principal balance or bond payments.

•
Payments made on certain accounts that changed from non-accrual to active status were not properly allocated between principal and interest and certain customer payments on scheduled interest contracts that included prepayments were not properly allocated to the unpaid principal balance.

•	Certain changes with respect to the terms of an obligor’s pool asset were not approved by authorized personnel in accordance with the Company’s policies.

•	Certain charge-offs on uncollectible accounts were not approved by authorized personnel in accordance with the Company’s policies.

The Indenture Trustee Report on Assessment identified an additional material noncompliance. Specifically, payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days of receipt, or such other number of days specified in the transaction agreements.

During the reporting period, certain payments on pool assets were not deposited into the appropriate segregated custodial bank account within the time frame required by the related transaction documents.

The segregated account for each specified series of securities was in existence prior to the time the deposits were to be made into such account but such account was not utilized in all instances by the Trustee as stated above.   However, payments related to each specified series of securities were timely remitted to the investors in such series.

Existing procedures have been reviewed with staff to enable future payments to be deposited into the segregated account for each specified series within the applicable time frames.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List the following documents filed as a part of the report:

(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable.

(3)	Exhibits

•	Limited Liability Company Agreement of Capital Auto Receivables LLC (“CARI”) dated as of October 20, 2006 and Amendment No. 1 to Limited Liability Company Agreement, dated as of November 20, 2006.

•	Indenture between Capital Auto Receivables Asset Trust 2008-2 (“Issuing Entity”) and The Bank of New York Trust Company, N.A., as indenture trustee (the “Indenture Trustee”), dated as of May 14, 2008.

•	Trust Agreement between Capital Auto Receivables LLC (“CARI”), as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of May 14, 2008.

•	Pooling and Servicing Agreement between GMAC LLC (“GMAC”) and CARI, dated as of May 14, 2008.

•	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of GMAC LLC for the year ended December 31, 2008.

•	Report on Assessment of Compliance with Servicing Criteria concerning activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2008.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of GMAC LLC dated March 12, 2009 for the year ended December 31, 2008.

•
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of The Bank of New York Trust Company, N.A. dated February 27, 2009 for the year ended December 31, 2008.

•	Servicer Compliance Statement of GMAC LLC for the year ended December 31, 2008.

•	Trust Sale and Servicing Agreement among GMAC, as Servicer, Custodian, and Seller, CARI, as the Depositor, and the Issuing Entity, dated as of May 14, 2008.

•	Custodian Agreement between GMAC, as Custodian, and CARI, as Depositor, dated as of May 14, 2008.

•	Administration Agreement among the Issuing Entity, GMAC, as Administrator, and Indenture Trustee, dated as of May 14, 2008.

•	Schedule to the ISDA Master Agreement and Credit Support Annex between the Issuing Entity and Citibank, N.A. (the “Swap Counterparty”) dated as of May 14, 2008.

•	Confirmation of Primary Swap Relating to the Class A-2b Notes between the Swap Counterparty and the Issuing Entity dated as of May 14, 2008.

•	Confirmation of Primary Swap Relating to the Class A-3b Notes between the Swap Counterparty and the Issuing Entity dated as of May 14, 2008

•
Swap Counterparty Rights Agreement among the Swap Counterparty, the Issuing Entity, GMAC, as Servicer, Custodian, and Administrator, CARI, as the Depositor, the Indenture Trustee and the Owner Trustee, dated as of  May 14, 2008.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Auto Receivables Asset Trust 2008-2

by: GMAC LLC
(Servicer, not in its individual capacity but solely as
Servicer on behalf of the Issuing Entity)

/s/ David J. DeBrunner
David J. DeBrunner, Vice President, Chief
Accounting Officer and Corporate Controller of GMAC LLC
(Senior Officer in charge of the servicing function)

Date: March 30, 2009

Index of Exhibits

Exhibit	Description	Method of Filing

3.1	Limited Liability Company Agreement of Capital Auto Receivables LLC (“CARI”) dated as of October 20, 2006 and Amendment No. 1 to Limited Liability Company Agreement, dated as of November 20, 2006.	**
4.1	Indenture between Capital Auto Receivables Asset Trust 2008-2 (“Issuing Entity”) and The Bank of New York Trust Company, N.A., as indenture trustee (the “Indenture Trustee”), dated as of May 14, 2008.	*
4.2	Trust Agreement between Capital Auto Receivables LLC (“CARI”), as Depositor, and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of May 14, 2008.	*
4.3	Pooling and Servicing Agreement between GMAC LLC (“GMAC”) and CARI, dated as of May 14, 2008.	*
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
33.1	Report on Assessment of Compliance with Servicing Criteria concerning activities of GMAC LLC for the year ended December 31, 2008.	Filed herewith.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2008.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of GMAC LLC dated March 12, 2009 for the year ended December 31, 2008.	Filed herewith.
34.2
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with servicing activities of The Bank of New York Trust Company, N.A. dated February 27, 2009 for the year ended December 31, 2008.
Filed herewith.
35.1	Servicer Compliance Statement of GMAC LLC for the year ended December 31, 2008.	Filed herewith.
99.1	Trust Sale and Servicing Agreement among GMAC, as Servicer, Custodian, and Seller, CARI, as the Depositor, and the Issuing Entity, dated as of May 14, 2008.	*
99.2	Custodian Agreement between GMAC, as Custodian, and CARI, as Depositor, dated as of May 14, 2008.	*
99.3	Administration Agreement among the Issuing Entity, GMAC, as Administrator, and Indenture Trustee, dated as of May 14, 2008.	*
99.4	Schedule to the ISDA Master Agreement and Credit Support Annex between the Issuing Entity and Citibank, N.A. (the “Swap Counterparty”) dated as of May 14, 2008.	*
99.5	Confirmation of Primary Swap Relating to the Class A-2b Notes between the Swap Counterparty and the Issuing Entity dated as of May 14, 2008.	*
99.6	Confirmation of Primary Swap Relating to the Class A-3b Notes between the Swap Counterparty and the Issuing Entity dated as of May 14, 2008.	*
99.7
Swap Counterparty Rights Agreement among the Swap Counterparty, the Issuing Entity, GMAC, as Servicer, Custodian, and Administrator, CARI, as the Depositor, the Indenture Trustee and the Owner Trustee, dated as of May 14, 2008.
*
______________

*	Incorporated by reference to the corresponding exhibit to the Issuing Entity’s Current Report on Form 8-K filed on May 20, 2008 (File No. 333-147112-02).

**	Incorporated by reference to the corresponding exhibit to CARI's Registration Statement filed on December 4, 2006 (File No. 333-105077).